Form 10QSB
period 2006-06-30
Western Iowa Energy, L.L.C.
filed 2006-08-18
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from _______ to _________
Commission file number 000-51965
WESTERN IOWA ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	41-2143913
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1220 S. CENTER STREET, P.O. BOX 399
WALL LAKE, IOWA 51466
(Address of principal executive offices)
(712) 664-2173
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
     As of August 8, 2006, there were 25,947 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

INDEX

		Page No.

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operations	15
Item 3.	Controls and Procedures	23

PART II. OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Statused Revolving Credit Supplement Agreement
Industry Track Agreement
Assignment and Pledge Agreement
Letter Agreement
Section 302 Certification
Section 302 Certification
Section 1350 Certification
Section 1350 Certification

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN IOWA ENERGY, LLC
BALANCE SHEET
June 30, 2006

ASSETS
CURRENT ASSETS
Cash	$58,647
Trade accounts receivable — related party	489,107
Incentive receivable	144,478
Other receivables — related party	90,000
Inventory	3,987,796
Prepaid expenses	18,500

Total current assets	4,788,528

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,285,784
Office building	556,929
Office equipment	70,775
Plant and process equipment	21,777,112
Construction in progress	11,044,722

Total, at cost	34,735,322
Less accumulated depreciation	296,406

Total property, plant and equipment	34,438,916

OTHER ASSETS
Land options	596
Other investments	2,000
Loan origination fees, net of accumulated amortization of $5,205	132,691

Total other assets	135,287

TOTAL ASSETS	$39,362,731

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$1,030,826
Related party	13,872
Construction — related party	1,981,728
Current portion of long-term debt	1,365,000
Accrued interest	91,156
Accrued wages	14,039
Accrued payroll taxes	22,484

Total current liabilities	4,519,105

LONG-TERM LIABILITIES
Long-term debt, less current portion above	12,493,674

Total liabilities	17,012,779

MEMBERS’ EQUITY
Contributed capital	22,516,376
Accumulated deficit	(166,424)

Total members’ equity	22,349,952

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$39,362,731

These financial statements should be read only in connection with the summary of significant accounting policies and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2005

REVENUES
Related parties	$489,107	$489,107	$—	$—
Incentive funds	144,478	144,478	—	—

	633,585	633,585	—	—

Cost of Sales	491,581	491,581	—	—

Gross profit	142,004	142,004	—	—

OPERATING EXPENSES
Organization costs	—	—	20,303	42,534
Consulting and professional fees	48,005	89,703	3,211	35,273
Office and administrative expenses	127,462	240,805	19,407	53,030

Total operating expenses	175,467	330,508	42,921	130,837

OTHER INCOME (EXPENSE)
Interest and dividend income	3,853	39,499	91,853	92,747
Interest expense	(48)	(186)	(187)	(322)
Gain on sale of asset	2,800	2,800	—	—
Other income	5,000	15,300	7,225	9,725

Total other income	11,605	57,413	98,891	102,150

NET INCOME (LOSS)	$(21,858)	$(131,091)	$55,970	$(28,687)

BASIC AND DILUTED
EARNINGS (LOSS) PER UNIT	$(1)	$(5)	$26	$(11)

WEIGHTED AVERAGE UNITS
OUTSTANDING, BASIC
AND DILUTED	25,447	25,447	2,159	2,577

These financial statements should be read only in connection with the summary of significant accounting policies and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(131,091)	$(28,687)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	297,272	5,154
Gain on sale of asset	(2,800)	—
Effects of changes in operating assets and liabilities
Prepaid legal expenses	—	25,235
Trade accounts receivable — related party	(489,107)	—
Incentive receivable	(144,478)	—
Other receivables — related party	(90,000)	—
Inventory	(3,987,796)	—
Prepaid expenses	(18,500)	—
Accounts payable	1,044,436	(23,798)
Accrued interest	91,156	—
Accrued wages	14,039	—
Accrued payroll taxes	21,445	655

Net cash used in operating activities	(3,395,424)	(21,441)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,351,816)	(64,314)
Deposits on construction costs	—	(900,000)
Proceeds from sale of asset	33,600	—
Purchase of land options	—	(1,000)
Purchase of capital stock of lenders	—	(1,000)

Net cash used in investing activities	(15,318,216)	(966,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	(2,307)	(135,000)
Cost of raising capital	—	(194,185)
Proceeds from long-term debt	13,858,674	28,105
Payments on long-term debt	(19,775)	(3,759)
Capital contributions	—	21,749,950

Net cash provided by financing activities	13,836,592	21,445,111

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,877,048)	20,457,356

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,935,695	660,390

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,647	$21,117,746

These financial statements should be read only in connection with the summary of significant accounting policies and notes to financial statements.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
June 30, 2006
Western Iowa Energy LLC located in Wall Lake, Iowa was organized on September 21, 2004 to own and operate a 30 million gallon biodiesel plant for the production of fuel grade biodiesel. The Company’s fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below. The Company began its principal operations in May 2006. Prior to that date, the Company was considered to be in development stage.
USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
BASIS OF ACCOUNTING
The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This method recognizes revenues as earned and expenses as incurred.
In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the results for the years ending December 31, 2006 and 2005.
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.
REVENUE RECOGNITION
Revenue from the production of biodiesel and related products is recorded upon delivery to customers. Interest income is recognized as earned.
CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
ACCOUNTS RECEIVABLE
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at June 30, 2006.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at June 30, 2006.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
June 30, 2006
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.
During 2005 and 2006 the Company entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
PROPERTY, PLANT, AND EQUIPMENT
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company initiated operations on May 24, 2006. As a result, the period ended June 30, 2006 is the initial period for depreciation related to the plant assets placed in service.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years
Land improvements	20-40
Office building	5-40
Office equipment	5-20
Plant and process equipment	10-40
The Company follows the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the six months ended June 30, 2006, the Company capitalized interest of $258,946 which is included in property, plant and equipment on the accompanying balance sheet.
The Company earned liquidated damages from the general contractor used to construct the plant as a result of construction delays which postponed operations past the agreed upon completion date. As of June 30, 2006 the Company earned liquidating damages of $216,000, of which $126,000 was given as a reduction in amounts paid to the contractor and $90,000 which is to be paid by the contractor. The liquidating damages are treated as a reduction of the respective plant and processing equipment costs.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
LOAN ORIGINATION FEES
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the six months ended June 30, 2006 was $5,205, which is capitalized as part of construction period interest. The amount capitalized is included in property, plant and equipment on the accompanying balance sheet.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
June 30, 2006
OTHER INVESTMENTS
Other investments consist of investments in the capital stock of the Company’s primary lenders. The investments are stated at cost which approximates market.
OTHER INCOME
Other income consists of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Amounts are recorded as other income when there is no obligation to repay the organization.
INCOME TAXES
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision has been calculated. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.
EARNINGS PER UNIT
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. As of June 30, 2006 and 2005, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
COST OF SALES
The primary components of cost of sales from the production of biodiesel products are, raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
SHIPPING AND HANDLING COSTS
Shipping and handling costs are expensed as incurred and are included in the cost of sales.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — INCENTIVE RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at June 30, 2006 was $144,478.
NOTE 2 — INVENTORY
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.
Inventory consists of:

Raw material	$1,274,886
Work in progress	1,340,692
Finished goods	1,372,218

Total	$3,987,796

NOTE 3 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005 the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of June 30, 2006 the Company has a remaining option to purchase approximately 34 acres.
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows at June 30, 2006:

Note payable to the Iowa Department of Economic Development — see details below.	$400,000

Notes payable to Farm Credit Services of America and CoBank — see details below.	13,458,674

Total	13,858,674
Less current portion	1,365,000

Long-term portion	$12,493,674

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 4 — LONG-TERM DEBT AND FINANCING (CONTINUED)
Future maturities of long-term debt are as follows at June 30, 2006:

2007	$1,365,000
2008	1,830,000
2009	1,840,221
2010	1,847,492
2011	1,849,038
Thereafter	5,126,923

Total	$13,858,674

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of June 30, 2006. The commitments consist of a $10,000,000 term note and a $7,260,000 reducing revolving credit note and a $740,000 letter of credit. The Company had advanced $10,000,000 on the term loan as of June 30, 2006. Principal payments of $450,000 are required under the term loan, as amended, to commence December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The Company has received $3,458,674 in advances on the reducing revolving credit note as of June 30, 2006. The Company also received an additional $2,391,854 in advances on the reducing revolving credit note in July 2006. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The agreements provide for several different interest rate options including variable and fixed options (9.0% variable on the term note and revolving credit note, as of June 30, 2006). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $740,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2007. The notes are secured by essentially all of the Company’s assets. At June 30, 2006, the Company had available $3,711,326 to borrow under the reducing revolving credit note. Under the terms of the agreements with Farm Credit Services of America and CoBank, the Company is to adhere to a minimum working capital requirement. At June 30, 2006, the Company believes it is in compliance with said covenant.
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The loan is secured by a security agreement including essentially all of the Company’s assets.
In July 2006, the Company entered into a $2,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2007 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options. The note is secured by essentially all of the Company’s assets.
The Company intends to enter into a rural development loan agreement under the Rural Electrification Act of 1936 with Glidden Rural Electric Cooperative. The loan amount is expected to be $740,000 and will require monthly installments of $6,851, including no interest, commencing July 31, 2006. The loan is to be paid in full on or before the tenth anniversary date of the first advance of funds. The Company has issued an irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative as security for the note.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 5 — MEMBERS’ EQUITY AND SUBSEQUENT EVENT
The founding members of the Company were allowed to purchase membership units in the Company for $500 per unit. From September 21, 2004 (date of inception) to December 31, 2004 the Company issued 1,690 membership units for a total of $845,000. During 2005 the original members were extended the option to purchase the same number of units they previously purchased for $500 per unit. This purchase option resulted in 1,546 additional membership units totaling $773,000, issued between March and May 2005.
In February 2005 the Company prepared an offering and a Registration Statement with the State of Iowa. The Registration Statement offered up to a maximum of 23,158 units for a total offering of $22,000,000. The offering minimum number of units needed to be subscribed was 14,000 units for a total of $14,000,000. The units were to be sold at varying amounts depending on the purchase date, ranging from $950 to $1,000 per unit. Potential investors had to be a resident of the state of Iowa and purchase a minimum of 20 units. The public offering resulted in 22,081 units issued during June 2005 at $950 per unit totaling $20,976,950.
During 2005 the Company exercised a land purchase option (See Note 1) and issued 81 units at $950 per unit totaling $76,950 in exchange for approximately 39 acres of land. The Company also issued 49 units at $950 per unit totaling $46,550 to two individuals in exchange for services, $38,000 is included in start up expenses in the Statement of Operations and the remaining $8,550 is included in the cost of raising capital in the Statement of Changes in Members’ Equity for the year ended December 31, 2005.
During 2005 the Company entered into a verbal agreement to issue an additional 1,000 units. The verbal agreement is with the Company’s general contractor used to construct the plant who is also an entity related to West Central Coop who provides management and operational services for the Company (See Note 8). The agreement provides for the issuance of 1,000 membership units to the contractor upon completion of construction. The $1,000,000 consideration for the units will be deducted from the amount payable to the contractor. On July 19, 2006 the Company modified this agreement and agreed to issue 500 units as the project was substantially complete. The Company also agreed to issue the remaining 500 units upon final completion of the contract. The payable was decreased by $500,000 and contributed capital was increased by $500,000 in July with the issuance of the 500 units. The remaining 500 units will be issued upon final completion of the contract and at such time the payable will be decreased and contributed capital will be increased by $500,000. The calculation of diluted shares will be impacted when the aforementioned units are actually issued.
The Company’s operating agreement provides that the net profits or losses of the Company will be allocated to the members in proportion to the membership units held. Members will not have any right to take part in the management or control of the Company. Each membership unit entitles the member to one vote on any matter which the member is entitled to vote. Transfers of membership units are prohibited except as provided for under the operating agreement.
NOTE 6 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 7 - CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Cash paid for interest, net of capitalized interest of $258,946 for 2006	$186	$322

The Company had the following noncash investing and financing transactions:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Construction in progress in accounts payable	$1,981,728	$—

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor used to construct the plant is an entity related to West Central Coop who provides the management and operational services for the Company (see Note 9). Total contract costs related to the contract with the general contractor are $33,582,800. For the six months ended June 30, 2006, the Company incurred construction costs with the contractor of $2,238,370. The cumulative construction costs with the contractor as of June 30, 2006 were $32,255,161. Construction payables to the contractor at June 30, 2006 were $1,981,728. Liquidated damages receivable from the contractor as of June 30, 2006 were $90,000.
The Company incurred management and operational service fees from West Central Coop. For the six months ended June 30, 2006 and 2005, the Company incurred management and operational service fees of $42,000 and $-0-, respectively.
The Company incurred feed stock procurement fees from West Central Coop. For the six months ended June 30, 2006 and 2005, the company incurred feed stock procurement fees of $13,872 and $-0-, respectively. The amount payable to West Central Coop as of June 30, 2006 ad 2005 was $13,872 and $-0-, respectively.
The Company incurred consulting and project coordination fees with an individual who later became a member of the Company. Fees for the services provided were $5,500 a month plus expenses and a $40,000 bonus which was paid upon completion of the equity drive. During 2005 this individual was also issued 40 units for services provided (see Note 3). The Company paid this member services and fees totaling $-0- and $19,357 for the six months ended June 30, 2006 and 2005, respectively.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company leased office space under an operating lease which expired in December 2005 and continued on a month-to-month basis. Rent expense for the six months ended June 30, 2006 and 2005 was $300 and $1,800, respectively.
The Company entered into an agreement with West Central Coop (West Central) to provide certain management and operational services. The agreement provides for West Central to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 9 — COMMITMENTS AND CONTINGENCIES (CONTINUED)
The agreement with West Central Coop (West Central) requires the following fees for management and operational services:
•	$14,000 per month in pre-production fees for the General Manager and $11,000 for the Operations Manager beginning three months prior to the estimated start up date for production and ceasing after payment of the fees for the month in which product is produced for sale.

•	Management fees equal to one and one-third cents per gallon of biodiesel produced.

•	Feed stock procurement fees equal to one-tenth of a cent per pound of feed stock procured for production.

•	Chemical input procurement fee equal to one-fifth of a cent per gallon of biodiesel produced.

•	Biodiesel marketing fees equal to one cent per each gallon of biodiesel sold.

•	Glycerin and fatty acids fee equal to one-fifth cent per gallon of biodiesel sold.

•	A yearly net income bonus equal to six percent of the Company’s adjusted net income. Adjusted net income is defined as the Company’s net income for the fiscal year before any deduction or allowance for income taxes, determined in accordance with generally accepted accounting principles. Net income is also adjusted to exclude the following: the receipt of government payments under bioenergy and related programs, gains or losses realized on the sale or disposition of capital assets and any reduction for the income bonus paid or accrued to West Central as part of the agreement. The cost of soybean oil purchased during the year and used in the production of bio-diesel is a component in calculating net income. The fluctuation between the market price and the contract price prior to delivery of soybean oil on a contract does not affect the calculation of the income bonus to West Central.
Payments shall be due the tenth of the month following the month for which such fees are computed or payable. The agreement shall remain in force for three years after the end of the first month in which product is produced for sale. The agreement shall continue until one party gives written notice of termination to the other of a proposed termination date at least twelve months in advance of a proposed termination date.
NOTE 10 — LEASE COMMITMENTS
During July 2006 the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,951. The following is a schedule of future minimum lease payments under a non-cancelable lease at June 30, 2006:

2007	$35,411
2008	35,411
2009	35,411
2010	35,411
2011	35,410

Total	$177,054

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company entered into several soybean oil purchase contracts during 2005 and 2006 for anticipated production needs. The purchase contracts are for 61,603,380 pounds of soybean oil for delivery from July to December 2006 with fixed price contracts ranging from $.254 to $.2961 cents per pound and basis contracts ranging from $(.021) to $.026 cents per pound over (under) the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of June 30, 2006, is approximately $30,599 higher than the agreed upon cost. The Company’s investments in capital stock of lenders are carried at cost, which approximate fair market value. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
     This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
-	national, state or local energy policy;

-	federal biodiesel tax incentives;

-	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other oxygenate additives; or

-	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.
     We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     Western Iowa Energy was formed as an Iowa limited liability company in September 2004 for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant and engaging in the production of biodiesel and crude glycerin in Wall Lake, Iowa. We will spend the next several months continuing operations on our production facilities, completing construction of our pretreatment facilities and commencing start up operations on our pretreatment facilities.
     On May 2, 2006, we filed a Form 10-SB registration statement with the Securities and Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit holders. In addition to filing periodic reports, we will now have to comply with the proxy and tender offer rules and our directors, officers and significant unit-holders will have additional reporting obligations.
     We obtained our certificate of substantial completion of our production facility on May 19, 2006 from Renewable Energy Group, LLC (“REG”) and we began producing biodiesel on May 26, 2006. Renewable Energy Group, LLC subsequently assigned our contract to Renewable Energy Group, Inc. who will complete the construction of our plant. Renewable Energy Group, LLC and Renewable Energy Group, Inc. are hereinafter collectively referred to as “REG.” After having our biodiesel independently tested to certify that our biodiesel meets ASTM standards, we began shipping our first lot of 350,000 gallons of biodiesel on June 26, 2006. As of June 30, 2006 we were in the process of start-up operations and we anticipate we will reach 100% of capacity during our third fiscal quarter. We anticipate that the pretreatment facilities, which will allow us to accept crude feedstocks, will be substantially complete in September 2006.
     We expect to fund our operations during the next 12 months using cash flow from continuing operations, and our credit facilities. Subsequent to the period covered by this report, we entered into a Statused Revolving Credit Supplement Agreement with Farm Bureau Credit Services, FLCA on August 3, 2006, in which we obtained a $2,000,000 line of credit in order to provide us with working capital as market outlets for our biodiesel are developed.
     We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil from which our biodiesel and glycerin are processed; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     Since we only recently became operational, we do not yet have comparable income, production and sales data for the six months ended June 30, 2005. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the first six months of 2005 and the first six months of 2006, it is important that you keep this in mind.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months (1) operating the plant; (2) completing any unfinished construction of the pretreatment facilities and non-operational construction projects at the plant; and (3) procuring inputs for and marketing our biodiesel. We also expect to continue exploring possibilities for expansion of our plant or investing in other plants.

Plant Operations
     On May 24, 2005, we entered into a design-build contract with REG for the design and construction of the plant for a total price of $33,454,800, subject to further adjustment for change orders. We also orally agreed to issue REG 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG on the construction contract. We approved a change order totaling $428,000 for the engineering and installation of a R.O. clean water system. As of June 30, 2006, we have paid REG a total of $31,601,070 under the design-build contract and have a payable outstanding to REG in the amount of $302,589. We are currently holding retainage of $1,679,140 pending final completion of all the design builder’s obligations. We have earned liquidated damages from REG as a result of construction delays which postponed operations past the agreed upon completion date. As of June 30, 2006, we have earned $216,000 in liquidated damages, of which $126,000 was given as a reduction in amounts paid to the contractor and $90,000 which is to be paid by the contractor. Subsequent to the period covered by this report, we modified the oral agreement and on July 19, 2006, we issued 500 of the 1,000 membership units to REG in exchange for a $500,000 deduction from the June bill and final retainage payable to REG. We will issue the remaining 500 membership units to REG and receive an additional $500,000 deduction on the final retainage payable to REG upon final completion of the project.
     On May 9, 2005, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management of our facility. Pursuant to the terms of the agreement, West Central Cooperative will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing; and (7) human resources support. The initial term of this agreement is three years after we commence production. Thereafter, the agreement automatically renews until either party terminates the agreement upon 12 months written notice. We will pay West Central Cooperative according to the following:
•	General Manager and Operations Manager Pre-Production Fee.$14,000 per month for the General Manager’s services and $11,000 per month for the Operations Manager’s services during pre-production. West Central Cooperative did not provide us with an Operation Manager during Pre-Production.

•	General Manager and Operations Manager. We will pay $0.0133 per gallon of biodiesel produced per month from the plant during the month for which the fee is computed.

•	Feedstocks Procurement Fee. We will pay 1/10 of $0.01 per pound of feedstock procured payable monthly.

•	Chemical Procurement Fee. We will pay 1/5 of $0.01 per gallon of biodiesel produced payable monthly.

•	Biodiesel Marketing Fees. We will pay $0.01 for each gallon of biodiesel marketed.

•	Glycerin and Fatty Acids Marketing Fee. We will pay 1/5 of $0.01 for each gallon of biodiesel marketed as a glycerin and fatty acids marketing fee.

•	Net Income Bonus. We will pay a yearly income bonus equal to 6% of our net income as defined in the agreement.
     As of June 30, 2006, our plant was approximately 90% complete, all major equipment had been delivered to the site, and a majority of the equipment had been installed. We began processing biodiesel on May 26, 2006, following independent certification that our biodiesel complies with the American Society of Testing and Materials (“ASTM”) standards for biodiesel. On June 26, 2006, we began shipping our first lot of 350,000 gallons of biodiesel. As of June 30, 2006, we are in the process of starting-up our operations and anticipate we will reach 100% of our production capacity during our third fiscal quarter. While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance of guarantee that we will be able to consistently satisfy these objectives.
     Thompson Environmental Consulting, Inc. has assisted us in obtaining our required permits. We have obtained all of the required air, water, construction and other permits necessary to construct and operate the plant. We are now subject to ongoing environmental regulations and testing. We are currently in compliance with all NDPES compliance testing for the plant.

     Subsequent to the period covered by this report, we temporarily ceased operations for four days in early July 2006. This was a result of an insufficient number of rail cars available to transport our biodiesel and a temporary decrease in demand for our biodiesel. As a result of the shutdown, we incurred increased costs at the plant, we were unable to ship our biodiesel, our revenues decreased and we were unable to accept feedstock from our suppliers. We have currently obtained a sufficient number of rail cars to transport our biodiesel and management believes that the demand for our product has increased. While we believe that we will not have to cease operations again, if we are unable to find sufficient rail cars to transport our biodiesel or demand again decreases, we may have to cease operations again. As a result, our revenues may be less than previously anticipated.
     On June 5, 2006, we entered into an Industry Track Agreement (the “Track Agreement”) with Chicago Central and Pacific Railroad Company (the “Railroad”) for the use, operation and maintenance of 4,916 feet of track. Pursuant to the terms of the Track Agreement, we will provide all the right-of-way and secure all authority or permission, public and private, required for the operation of the track on property owned by Western Iowa Energy. The Railroad maintains sole ownership and control of the track adjacent to our property. We are responsible for costs and expenses relating to all additions, betterments and changes to the track as may be necessary, including, but not limited to, the cost of installation and maintenance of derails, signals and other safety devices and changes rendered necessary by changes in the Railroad’s tracks, property or operating requirements. In addition, we are responsible for all costs and expenses of any changes in or additions to Railroad’s tracks and property made necessary by the construction, maintenance or operation of the track. On June 5, 2006, we assigned all of our rights, title and interest in and to the Track Agreement with the Railroad to Farm Credit Services of America, FLCA.
Completion of Construction
     We anticipate that our pretreatment facility will be substantially complete by September 2006 and that we will make our final payments on the design-build contract by December 2006. Completion of our pretreatment facility is expected to allow us to purchase crude feedstock to be used in the production of biodiesel at our plant. However, we may experience construction delays caused by a variety of factors, including factors outside of our control, such as weather-related delays. If completion of the pretreatment facility is delayed, our ability to use crude feedstock will be delayed and may result in our revenues being less than we expected.
     As owner of the project, we are responsible for several non-operational construction projects. As of June 30, 2006, we still need to complete construction of the waste water treatment facilities. We also need to purchase a sediment filter for the plant. We expect to complete these items over the next few months without interruption or delay of plant operations.
Procurement of Inputs and Marketing of Finished Product
     We entered into a Management and Operational Services Agreement with West Central Cooperative (“West Central”) on May 9, 2005. Pursuant to the terms of the agreement, West Central will provide us with: (1) a general manager; (2) an operations manager; (3) feedstock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing; and (7) human resources support. The initial term of this agreement is three years after we commence production. Thereafter, the agreement automatically renews until either party terminates the agreement upon 12 months written notice. The following are summaries of the inputs and marketing provisions of the agreement.
     Feedstocks Procurement. West Central will be responsible for arranging for the purchase of soybean oil, together with other feedstocks as may be needed in the future. We will pay to West Central a feedstocks procurement fee of 1/10 of $0.01 per pound of feedstock procured payable monthly. West Central will utilize its best efforts to procure all feedstocks necessary for production, and to:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstock at competitive prices meeting specifications and in adequate quantities to fill the production schedule of our plant;

•	Review on a monthly basis the average prices we pay for feedstocks, including comparisons to industry averages;

•	Provide us with the specifications for feedstocks being required of suppliers;

•	Negotiate for discounts where obtainable on feedstocks;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries; and

•	Provide analysis and audit of bulk transportation providers.
     Chemical Inputs Procurement. West Central will initially be responsible for purchasing methanol, sodium methylate, hydrochloric acid, and caustic soda, together with such other chemical inputs as may be needed in the future. We will pay 1/5 of $0.01 per gallon of biodiesel produced payable monthly for chemical inputs procurement. West Central will utilize its best efforts to procure all basic chemical inputs necessary for production, and to:
•	Perform due diligence requirements for investigation of suppliers of the chemical inputs;

•	Provide analysis and audit of chemical suppliers;

•	Provide us with the specifications for chemical inputs being required of suppliers;

•	Purchase chemical inputs at competitive prices meeting specifications for use in our plant;

•	Review on a monthly basis the average prices we paid for chemical inputs, including comparisons to industry averages;

•	Negotiate for discounts where obtainable on chemicals;

•	Procure adequate chemical inputs to meet our production schedules;

•	Provide analysis and audit of bulk transportation suppliers; and

•	Arrange for transportation, logistics, and scheduling services for chemical input deliveries by suppliers.
     Sales and Marketing. West Central will utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at prices we establish. We will pay a biodiesel marketing fee of $0.01 for each gallon of biodiesel marketed and a glycerin and fatty acids marketing fee of 1/5 of $0.01 for each gallon of biodiesel marketed. With respect to such services, West Central agrees to provide:
•	Market analysis of biodiesel supply and demand;

•	Market access to West Central developed biodiesel distribution channels;

•	Analysis and audit of biodiesel customers including for creditworthiness;

•	Marketing specialists and sales representatives to attain and establish sales opportunities and relationships for our products;

•	Arrangements for transportation, logistics, and scheduling of biodiesel shipments;

•	Where advantageous, arrange for leased tankers for rail shipments;

•	Analyze and audit bulk transportation providers;

•	Oversee reconciliation of shipments, invoicing and payments on a weekly basis; and

•	Provide invoicing and accounts receivable management for biodiesel shipments.
     Pursuant to our Management and Operational Services Agreement, for the period ending June 30, 2006, we have incurred costs of $55,872. We entered into several soybean oil purchase contracts during 2005 and 2006 for anticipated production needs. The purchase contracts are for 61,603,380 pounds of soybean oil for delivery from July to December 2006 with fixed price contracts ranging from $0.254 to $0.2961 cents per pound and basis contracts ranging from $(.021) to $0.026 cents per pound over (under) the applicable Chicago Board of Trade futures month. The estimated fair market value of soybean oil purchase contracts, as of June 30, 2006, is approximately $30,599 higher than the agreed upon cost.
Administration and Employees
     As of July 31, 2006, we have twenty-one full-time employees and two part time employees. We expect to hire an additional five employees that will work in the plant once the pretreatment area is complete. We expect to have these additional employees hired and trained before the pretreatment area is finished. Our general manager and operations manager are provided by West Central Cooperative pursuant to our Management and Operations Agreement.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
     We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry. The costs of feedstock account for 70-90% of the cost to produce biodiesel. Fluctuation in the price of feedstock may change our return on investment. As a result, our members may receive lower than anticipated returns on their investment.
     Our revenues will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our future revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of your investment. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
     Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, a three fold increase from 2004 biodiesel production according to the National Biodiesel Board. The National Biodiesel Board currently estimates that there are sixty-five active biodiesel plant in the United States. Fifty companies have plans to construct new biodiesel plants and eight companies have plans to expand their existing biodiesel plants. Biodiesel plants are operating or have been proposed in a total of 34 states. Currently, there are four active biodiesel plants in Iowa and at least 12 other companies have proposed plants in Iowa. According to the National Biodiesel Board, production capacity in the next 18 months could increase by 329 million gallons. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
     Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity and rail cars;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
     Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. As we have commenced operations, we are in the process of implementing critical accounting policies. These policies are described in the notes to the financial statements.
Off-balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Liquidity and Capital Resources
     As of June 30, 2006, we had the following assets: property, plant and equipment of $34,438,916, current assets, including inventory, of $4,788,528 and total assets of $39,362,731. As of June 30, 2006, we had total current liabilities of $4,519,105 and long-term debt of $12,493,674. Members’ equity was $22,349,952 as of June 30, 2006 and consisted of an accumulated deficit of $166,424 and members’ contributions, net of the cost of raising capital, of $22,516,376. As of June 30, 2006, we had total revenues of $633,585 and a net loss of $131,091.
Use of Capital
     We expect to have sufficient cash available from our lines of credit and operations to cover our costs over the next twelve months. We expect our costs over the next twelve months to include staffing, office, audit, legal, inventory, start-up of pretreatment facility and working capital. We anticipate significant purchases of soy oil and other inputs necessary for biodiesel production in the next twelve months and will rely upon our cash reserves, senior and subordinated debt financing and lines of credit to finance our operations. We also expect to enter into a rural development loan agreement with the Glidden Rural Electric Cooperative for a $740,000 no interest loan.
     We anticipate a total project cost of approximately $40,000,000 upon completion of the pretreatment facilities and non-production related construction. We expect to pay REG approximately $33,582,800 under the terms of our design-build agreement for material and labor to construct the plant. We anticipate we will make our final monetary payment to REG by December 2006.
Sources of Funds
     The total project cost for the plant is estimated to be approximately $40,000,000, assuming no unknown material changes are required. We financed the development and construction of the plant with a combination of equity and debt capital. We raised $20,976,950 by issuing 22,081 of our units to investors through an intrastate offering, which supplemented our seed capital equity of $845,000, which supplemented our seed capital equity of $845,000. As part of our state registered offering our initial members were extended the option to purchase the same number of units they previously purchased at $500 per unit. This purchase option resulted in the issuance of 1,546 additional membership units totaling $773,000 between March and May 2005. To complete project financing, we received $18,000,000 in debt financing from Farm Credit Services of America, FLCA. In addition, we have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan. Finally, we anticipate entering into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative for a no interest loan in the amount of $740,000 to be repaid in full 10 years from the date of the note. Based upon our current total project cost estimate of $40,000,000, we expect our equity and available debt capital sources to be sufficient to complete plant construction and begin start-up operations. The following schedule sets forth our sources of capital:

Debt Financing
     In June 2005, we entered into an agreement for $18,000,000 in debt financing with Farm Credit Services of America, FLCA. CoBank, ACB is the acting agent of Farm Credit Services of America, FLCA under the terms of the credit agreement. The financing with Farm Credit Services of America, FLCA provides for a $10,000,000 term loan and an $8,000,000 reducing revolving credit line. The interest rates on the term loan and revolving line of credit are based on our selection of three interest rate options set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of June 30, 2006, we had borrowed funds of $13,458,674 on our term loan and the revolving credit agreement.
     Subsequent to the period covered by this report, on August 3, 2006, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit in order to extend operating capital as market outlets developed for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $2,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. The initial term of the agreement is July 17, 2006 to July 1, 2007, or such later date as CoBank may, in its sole discretion, authorize in writing. The agreement may be renewed for an additional one year term if, on or before the last day of the initial term CoBank provides to us with written notice of renewal. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. If agreeable to CoBank, in addition to the loans, we may utilize the Commitment to open irrevocable letters of credit for our account. We agreed to pay CoBank a commitment fee on the average daily unused portion of the Commitment at the rate of 2/5 of 1% per annum, payable monthly in arrears and a loan origination fee of $5,000.
     We are in the process of finalizing a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) under which we expect the Glidden REC to lend us $740,000 to be used for operating expenses for the plant. We expect the loan will not bear interest and that we will be required to repay the note in full before the 10th anniversary of the date of the note.
Issuance of Additional Units
     In 2005, we entered into an oral agreement with REG in which we would issue REG 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG on the construction contract. Subsequent to the period covered by this report, we modified the oral agreement and on July 19, 2006, we issued 500 of the 1,000 membership units to REG in exchange for a $500,000 deduction from the June bill and final retainage payable to REG. We will issue the remaining 500 membership units to REG and receive an additional $500,000 deduction on the final retainage payable to REG upon final completion of the project.
Grants and Government Programs
     The Iowa Depart of Economic Development approved our application for the Iowa New Jobs and Income Program. Our award includes the following benefits:
•	Authority to receive a property tax abatement from the City of Wall Lake at 85% of the tax on the property without the abatement for 15 years followed by an abatement at 75% of the tax on the property with the abatement for 5 years.

•	An investment tax credit equal to $2,990,400 (this Iowa tax credit may be passed through to unit holders and carried forward for up to 7 years by them until depleted);

•	Funding for training new employees through a supplemental new jobs withholding credit equal to one and one-half percent (1.5%) of the gross wages of the new jobs created by the project; and

•	A refund of one hundred percent (100%) of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the project (excluding local option sales taxes on intangible property, furniture and furnishings).

     We will only be eligible to receive benefits if we continue to meet certain requirements. If, at any time, we fail to meet the requirements of participation in the program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance the total value of the incentives received.
     We have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must produce 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually by November 30, 2008. The loan is secured by a security agreement including essentially all of our assets. As of March 31, 2006, all funds have been received under this agreement.
Research and Development
     We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.
Costs and Effects of Compliance with Environmental Laws
     We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As of this report, we have obtained all of the necessary permits to begin plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. As of June 30, 2006, we had incurred expenses of approximately $21,548 in complying with environmental laws, including cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
     We will be subject to oversight activities by the EPA. We are in the process of obtaining an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Item 3. Controls and Procedures
     An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Our Principal Executive Officer and Principal Financial Officer concluded that, except for the material weaknesses disclosed in the following paragraph, our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.
     The Principal Executive Officer and Principal Financial Officer have agreed that the Company has material weaknesses in its controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. The officers have agreed that the Company has the following material weaknesses: 1) disclosures included in the notes to the draft financial statements prepared by the Company did not include information significant to the financial presentation; and 2) it was necessary for the auditor to propose significant adjustments to the Company’s financial statements in order to comply with generally accepted accounting principles. In light of the foregoing, management is in the process of developing additional procedures to help address these issues. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer and Principal Financial Officer recognize that any controls and procedures, no matter how well designated and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
     During the Company’s second fiscal quarter ended June 30, 2006, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.

Item 1A. Risk Factors.
     Risk factors are discussed in our registration statement on Form 10-SB and in our 2005 Annual Report. The risks described in our registration statement on Form 10-SB and in our 2005 Annual Report are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form 10-SB and in our 2005 Annual Report. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form 10-SB and in our 2005 Annual Report.
Any operational disruption in our facility could result in a reduction of our sales volumes and could cause us to incur substantial losses.
     Most of our revenues are and will continue to be derived from the sale of biodiesel and the related co-products that we produce at our facility. Our operations may be subject to significant interruption if our facility experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or that we will be able to renew this insurance on commercially reasonable terms or at all.
Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.
     Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity and rail cars;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
     Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In 2005, we entered into an oral agreement with REG in which we would issue REG 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG on the construction contract. Subsequent to the period covered by this report, we modified the oral agreement and on July 19, 2006, we issued 500 of the 1,000 membership units to REG in exchange for a $500,000 deduction from the June bill and final retainage payable to REG. We will issue the remaining 500 membership units to REG and receive an additional $500,000 deduction on the final retainage payable to REG upon final completion of the project.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to Security Holders.
     Pursuant to our Amended and Restated Operating Agreement, on April 29, 2006, we held a special meeting of our members in order to vote on the total number of seats on board of directors. Our Amended and Restated Operating Agreement provided for 12 initial directors to serve on the Board of Directors until the first annual or special meeting following substantial completion of construction. At the first annual or special meeting following substantial completion of construction, our members would elect directors to serve for specified terms. At the meeting on April 29, 2006, our members were asked to decide on the total number of seats that our board would have upon substantial completion of construction of our facility. The members had the option of choosing whether there would be 7, 9 or 12 seats on the board of directors. The members reduced the number of directors from 12 to 7 according to the following:

Total Outstanding Membership Units:	15,998

Units Voting for 7 Director Seats:	11,206
Units Voted for 9 Director Seats:	3,024
Units Voted for 12 Director Seats:	651
Disqualified Votes:	1,117
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

10.1	Statused Revolving Credit Supplement Agreement between Farm Credit Services, FLCA and Western Iowa Energy dated August 3, 2006.

10.2	Industry Track Agreement between Chicago Central and Pacific Railroad Company and Western Iowa Energy, LLC dated June 5, 2006.

10.3	Assignment and Pledge Agreement

10.4	Letter Agreement between Renewable Energy Group, LLC and Western Iowa Energy, LLC regarding the issuance of 1,000 membership units to Renewable Energy Group, LLC.

31.1	Certificate Pursuant to 17 CFR 240.12(a)-14(a)

31.2	Certificate Pursuant to 17 CFR 240.12(a)-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

WESTERN IOWA ENERGY, LLC

Date 8/18/06	/s/ John Geake
John Geake
President and Chief Executive Officer (Principal Executive Officer)

Date 8/18/06	/s/ Warren Bush
Warren Bush
Treasurer (Principal Financial and Accounting Officer)