Form 10QSB
period 2006-09-30
Western Iowa Energy, L.L.C.
filed 2006-11-14
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended September 30, 2006

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from ___to ___
Commission file number 000-51965
WESTERN IOWA ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	41-2143913
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1220 S. CENTER STREET, P.O. BOX 399
WALL LAKE, IOWA 51466
(Address of principal executive offices)
(712) 664-2173
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
     As of November 9, 2006, there were 25,947 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐Yes ☑ No

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
WESTERN IOWA ENERGY, LLC
BALANCE SHEET
September 30, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,463,277
Margin deposits	256,260
Trade accounts receivable - related party	4,256,063
Incentive receivable	1,183,042
Inventory	4,170,430
Derivative instruments	918,080
Prepaid expenses	35,184

Total current assets	12,282,336

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,299,384
Office building and equipment	641,799
Plant and process equipment	21,804,727
Construction in progress	11,144,293

Total, at cost	34,890,203
Less accumulated depreciation	624,096

Total property, plant and equipment	34,266,107

OTHER ASSETS
Land options	596
Other investments	2,000
Loan origination fees, net of accumulated amortization of $9,728	128,167

Total other assets	130,763

TOTAL ASSETS	$46,679,206

(continued on next page)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$2,578,670
Related party	156,763
Construction - related party	1,243,229
Current portion of long-term debt	3,149,373
Accrued interest	120,628
Accrued wages	30,535
Accrued payroll taxes	24,472
Accrued expenses - related party	232,340

Total current liabilities	7,536,010

LONG-TERM LIABILITIES
Long-term debt, less current portion above	12,341,155

Total liabilities	19,877,165

MEMBERS’ EQUITY
Contributed capital	23,016,376
Retained earnings	3,785,665

Total members’ equity	26,802,041

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$46,679,206

These financial statements should be read only in connection with the summary of significant accounting policies and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005

REVENUES
Related parties	$14,378,525	$14,867,487	$—	$—
Incentive funds	3,629,710	3,774,333	—	—

	18,008,235	18,641,820	—	—

COST OF SALES	13,227,358	13,718,939	—	—

Gross profit	4,780,877	4,922,881	—	—

OPERATING EXPENSES
Organization costs	—	—	87,961	130,494
Consulting and professional fees	114,567	204,270	13,515	48,789
Office and administrative expenses	602,373	843,180	19,246	72,276

Total operating expenses	716,940	1,047,450	120,722	251,559

OTHER INCOME (EXPENSE)
Interest and dividend income	5,497	44,997	133,745	226,492
Interest expense	(117,345)	(117,530)	(171)	(493)
Gain on sale of asset	—	2,800	—	—
Other income (expense)	—	15,300	(4,725)	5,000

Total other income	(111,848)	(54,433)	128,849	230,999

NET INCOME (LOSS)	$3,952,089	$3,820,998	$8,127	$(20,560)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$152.89	$149.36	$0.32	$(1.71)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	25,849	25,583	25,447	12,021

These financial statements should be read only in connection with the summary of significant accounting policies and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,820,998	$(20,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	634,692	7,731
Gain on sale of asset	(2,800)	—
Member units issued for services included in startup expenses	—	38,000
Effects of changes in operating assets and liabilities
Margin deposits	(256,260)	—
Trade accounts receivable - related party	(4,256,063)	—
Incentive receivable	(1,183,042)	—
Inventory	(4,170,430)	—
Derivative instruments	(918,080)	—
Prepaid expenses	(35,184)	1,737
Accounts payable	2,735,171	25
Accrued interest	120,628	—
Accrued wages	30,535	—
Accrued payroll taxes	23,433	693
Accrued expenses - related party	232,340	—

Net cash provided by (used in) operating activities	(3,224,062)	27,626

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,750,402)	(9,282,615)
Proceeds from sale of asset	33,600	—
Purchase of land options	—	(1,000)
Purchase of capital stock of lenders	—	(2,000)

Net cash used in investing activities	(15,716,802)	(9,285,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	(2,307)	(135,589)
Cost of raising capital	—	(189,162)
Proceeds from long-term debt	16,990,528	28,105
Payments on long-term debt	(1,519,775)	(6,036)
Capital contributions	—	21,749,950

Net cash provided by financing activities	15,468,446	21,447,268

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,472,418)	12,189,279

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,935,695	660,390

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,463,277	$12,849,669

These financial statements should be read only in connection with the summary of significant accounting policies and notes to financial statements.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
September 30, 2006
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
ACCOUNTS RECEIVABLE
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at September 30, 2006.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2006.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
September 30, 2006
normal purchase or normal sales are documented as such, and exempted from the accounting and reporting requirements of SFAS No. 133.
The Company has entered into agreements to purchase soybean oil for anticipated production needs and sales contracts for future delivery of biodiesel. These contracts are considered normal purchase and sales contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. All derivative contracts at September 30, 2006 are recognized in the balance sheet at their fair value.
As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts.
At September 30, 2006, the Company recorded a net asset for these derivative instruments of $918,080. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company has recorded a decrease to cost of sales of $901,340, related to derivative contracts for the nine and three months ended September 30, 2006, respectively.
PROPERTY, PLANT, AND EQUIPMENT
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company initiated operations on May 24, 2006. As a result, the period ended June 30, 2006 was the initial period for depreciation related to the plant assets placed in service.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years
Land improvements	20-40
Office building	5-40
Office equipment	5-20
Plant and process equipment	10-40
The Company follows the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the nine months and three months ended September 30, 2006, the Company capitalized interest of $507,016 and $248,070, respectively, which is included in property, plant and equipment on the accompanying balance sheet.
The Company received liquidated damages from the general contractor used to construct the plant as a result of construction delays which postponed operations past the agreed upon completion date. As of September 30, 2006 the Company received liquidating damages of $364,500, of which $126,000 was given as a reduction in amounts previously paid to the contractor and $238,500 was given as a reduction to the construction retainage payable. The liquidating damages are treated as a reduction of the respective plant and processing equipment costs.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
September 30, 2006
than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
LOAN ORIGINATION FEES
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the nine months ended September 30, 2006 was $9,729, of which $5,205 is capitalized as part of construction period interest and $4,524 is included in office and administrative expense. The amount capitalized is included in property, plant and equipment on the accompanying balance sheet.
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
EARNINGS PER UNIT
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. As of September 30, 2006 and 2005, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
COST OF SALES
The primary components of cost of sales from the production of biodiesel products are, raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
SHIPPING AND HANDLING COSTS
Shipping and handling costs are expensed as incurred and are included in the cost of sales.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at September 30, 2006 was $1,183,042.
For the quarter and nine month period ended September 30, 2006, the Company recorded $178,200 in incentive funds as a component of revenues for funds received from the Commodity Credit Corporation Bio-Energy Program, a program administrated by the United States Department of Agriculture. The Company was not eligible for Bio-Energy Program payments prior to commencement of production in May 2006.
NOTE 2 — INVENTORY
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.
Inventory as of September 30, 2006 consists of:

Raw material	$1,286,724
Work in progress	1,186,740
Finished goods	1,696,966

Total	$4,170,430

NOTE 3 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005 the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of September 30, 2006 the Company has a remaining option to purchase approximately 34 acres.
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows at September 30, 2006:

Notes payable to Farm Credit Services of America and CoBank — see details below.	$14,350,528
Note payable to the Iowa Department of Economic Development — see details below.	400,000
Note payable to Glidden Rural Electric Cooperative — see details below.	740,000

Total	15,490,528
Less current portion	3,149,373

Long-term portion	$12,341,155

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 4 — LONG-TERM DEBT AND FINANCING (CONTINUED)
Future maturities of long-term debt are as follows at September 30, 2006:

2007	$3,149,373
2008	1,912,222
2009	1,926,678
2010	1,930,089
2011	1,625,351
Thereafter	4,946,815

Total	$15,490,528

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of September 30, 2006. The commitments consist of a $10,000,000 term note and a $7,260,000 reducing revolving credit note and a $740,000 letter of credit. The Company had advanced $10,000,000 on the term loan as of September 30, 2006. Principal payments of $450,000 as amended, are required under the term loan to commence December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The Company had advanced $4,350,528 on the reducing revolving credit note as of September 30, 2006. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. At September 30, 2006 the Company has included $1,306,317 in the current portion of long-term debt for the estimated free cash flow payment which is payable within ninety days after the close of the 2006 fiscal year. The agreements provide for several different interest rate options including variable and fixed options (9.0% variable on the term note and revolving credit note, as of September 30, 2006). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $740,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2007. The notes are secured by essentially all of the Company’s assets. At September 30, 2006, the Company had available $2,909,472 to borrow under the reducing revolving credit note. Under the terms of the agreements with Farm Credit Services of America and CoBank, the Company is to adhere to a minimum working capital requirement. At September 30, 2006, the Company believes it is in compliance with said covenant.
In August 2006, the Company entered into a $2,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2007 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options. There was no balance outstanding on this revolving line of credit at September 30, 2006. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories, the amount to borrow at September 30, 2006 was $2,000,000.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 4 — LONG-TERM DEBT AND FINANCING (CONTINUED)
In August 2006, the Company entered into a rural development loan agreement under the Rural Electrification Act of 1936 with Glidden Rural Electric Cooperative. The loan amount is $740,000 and requires monthly installments of $6,851, including no interest commencing July 31, 2007. The loan is to be paid in full on or before the tenth anniversary date of the first advance of funds. The Company has issued an irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative as security for the note.
NOTE 5 — MEMBERS’ EQUITY
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
During 2005 the Company exercised a land purchase option (See Note 3) and issued 81 units at $950 per unit totaling $76,950 in exchange for approximately 39 acres of land. The Company also issued 49 units at $950 per unit totaling $46,550 to two individuals in exchange for services, $38,000 is included in start up expenses in the Statement of Operations and the remaining $8,550 is included in the cost of raising capital in the Statement of Changes in Members’ Equity for the year ended December 31, 2005.
During 2005 the Company entered into a verbal agreement to issue an additional 1,000 units. The verbal agreement is with the Company’s general contractor used to construct the plant who is also an entity related to West Central Coop and Renewable Energy Group, Inc. who provide management and operational services for the Company (See Note 8). The agreement provides for the issuance of 1,000 membership units to the contractor upon completion of construction. The $1,000,000 consideration for the units will be deducted from the amount payable to the contractor. On July 19, 2006 the Company modified this agreement and issued 500 units as the project was substantially complete, the Company also agreed to issue the remaining 500 units upon final completion of the contract. The payable was decreased by $500,000 and contributed capital was increased by $500,000 in July with the issuance of the 500 units. The remaining 500 units will be issued upon final completion of the contract and at such time the payable will be decreased and contributed capital will be increased by $500,000. The calculation of diluted shares will be impacted when the aforementioned units are actually issued.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash paid for interest, net of capitalized interest of $507,016 for the nine months ended September 30, 2006	$—	$493

The Company had the following noncash investing and financing transactions:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Units issued for land purchase	$—	$76,950

Units issued for services included in costs of capital	$—	$8,550

Units issued in exchange for reduction in construction payable	$500,000	$—

Construction in progress in accounts payable	$1,243,229	$536,277

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) used to construct the plant is an entity related to West Central Coop who was originally contracted to provide the management and operational services for the Company (see Note 9). Renewable Energy Group, LLC was also issued member units in July 2006 (see Note 5) in exchange for a reduction in the construction payable. In July 2006 West Central Coop and Renewable Energy Group, LLC joined forces and created Renewable Energy Group, Inc. (REG, Inc.). On September 21, 2006 the Company consented to the assignment of the contract to construct the facility and the management and operational services agreement to REG, Inc. Total contract costs related to the contract with the general contractor are $33,582,800. For the nine months ended September 30, 2006 and 2005, the Company incurred construction costs with the contractor of $3,736,805 and $9,144,301, respectively. Construction payables to the contractor at September 30, 2006 and 2005 were $1,243,229 and $486,541, respectively.
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the nine months ended September 30, 2006 and 2005, the Company incurred service fees of $261,031 and $-0-, respectively, and $205,125 and $0 for the three months ended September 30, 2006 and 2005, respectively. The amount payable to West Central Coop and REG, Inc. as of September 30, 2006 and 2005 is $156,763 and $-0-, respectively.
The Company has recorded expense of $232,340 and $-0- for the net income bonus payable to REG, Inc. (See Note 9) for the nine months ended September 30, 2006 and 2005, respectively. The amount is included in accrued expenses in the accompanying balance sheet.
The Company incurred consulting and project coordination fees with an individual who later became a member of the Company. Fees for the services provided were $5,500 a month plus expenses and a $40,000 bonus which was paid upon completion of the equity drive. During 2005 this individual was also issued 40 units for services provided (see Note 5). The Company paid this member services and fees totaling $-0- and $89,167 for the nine months ended September 30, 2006 and 2005, respectively, and $0 and $52,461 for the three months ended September 30, 2006 and 2005, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company leased office space under an operating lease which expired in December 2005 and continued on a month-to-month basis. Rent expense for the nine months ended September 30, 2006 and 2005 was $300 and $2,700, respectively.
In May 2005, the Company entered into an agreement with West Central Coop (West Central) to provide certain management and operational services. On September 21, 2006 the Company consented to the assignment of the management and operational services agreement to REG, Inc. The agreement provides for West Central (REG, Inc. after September 21, 2006) to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company.
The agreement with West Central Coop (West Central) and REG, Inc. requires the following fees for management and operational services:
•	$14,000 per month in pre-production fees for the General Manager and $11,000 for the Operations Manager beginning three months prior to the estimated start up date for production and ceasing after payment of the fees for the month in which product is produced for sale.

•	Management fees equal to one and one-third cents per gallon of biodiesel produced.

•	Feed stock procurement fees equal to one-tenth of a cent per pound of feed stock procured for production.

•	Chemical input procurement fee equal to one-fifth of a cent per gallon of biodiesel produced.

•	Biodiesel marketing fees equal to one cent per each gallon of biodiesel sold.

•	Glycerin and fatty acids fee equal to one-fifth cent per gallon of biodiesel sold.

•	A yearly net income bonus equal to six percent of the Company’s adjusted net income. Adjusted net income is defined as the Company’s net income for the fiscal year before any deduction or allowance for income taxes, determined in accordance with generally accepted accounting principles. Net income is also adjusted to exclude the following: the receipt of government payments under bioenergy and related programs, gains or losses realized on the sale or disposition of capital assets and any reduction for the income bonus paid or accrued to REG, Inc. as part of the agreement. The cost of soybean oil purchased during the year and used in the production of bio-diesel is a component in calculating net income. The fluctuation between the market price and the contract price prior to delivery of soybean oil on a contract does not affect the calculation of the income bonus to REG, Inc.
Payments shall be due the tenth of the month following the month for which such fees are computed or payable, except for the net income bonus which will be payable after year end. The agreement shall remain in force for three years after the end of the first month in which product is produced for sale. The agreement shall continue until one party gives written notice of termination to the other of a proposed termination date at least twelve months in advance of a proposed termination date.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
NOTE 10 — LEASE COMMITMENTS
During July 2006 the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at September 30, 2006:

2007	$35,627
2008	35,627
2009	35,627
2010	35,627
2011	26,720

Total	$169,228

Lease expense for the nine months ended September 30, 2006 and 2005 was $8,907 and $-0-, respectively.
NOTE 11 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the nine months ended September 30, 2006 and 2005, was $9,757 and $-0-, respectively.
NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs and sales contracts for future delivery of biodiesel. The balance of the purchase contracts as of September 30, 2006 was 101,888,720 pounds of soybean oil for delivery from September 2006 to June 2007 with fixed price contracts ranging from $.2196 to $.2910 cents per pound and basis contracts ranging from $(.021) to $.026 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of September 30, 2006, is approximately $1,187,305 higher than the agreed upon cost. The balance of the sales contracts as of September 30, 2006 was 1,198,046 gallons of biodiesel for delivery from October 2006 to December 2006, with fixed price contracts ranging from $2.30 to $3.30 per gallon and unpriced contracts with pricing determined by market indexes. The estimated fair market value of the biodiesel sales contracts as of September 30, 2006, is approximately $601,109 higher than the agreed upon price. The Company’s investments in capital stock of lenders are carried at cost, which approximate fair market value. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
     This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
-	national, state or local energy policy;

-	federal biodiesel tax incentives;

-	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel; or

-	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.
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
Overview
     Western Iowa Energy, LLC was formed as an Iowa limited liability company in September 2004 for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant and engaging in the production of biodiesel and crude glycerin in Wall Lake, Iowa. References to “Western Iowa Energy,” “we,” “us,” “our” and the “company” refer to the entity and business of Western Iowa Energy, LLC. We will spend the next several months continuing operations on our production facilities and commencing start up operations on our pretreatment facilities.
     On May 2, 2006, we filed a Form 10-SB registration statement with the Securities and Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit holders. In addition to filing periodic reports, we are now required to comply with the proxy and tender offer rules and our directors, officers and significant unit-holders will have additional reporting obligations.
     We obtained our certificate of substantial completion of our production facility on May 19, 2006 from Renewable Energy Group, LLC and began producing biodiesel on May 26, 2006. Following independent certification that our biodiesel complies with the American Society of Testing and Materials (“ASTM”) standards for biodiesel, on June 26, 2006, we shipped our first lot of 350,000 gallons of biodiesel. We are currently capable of producing biodiesel at 100% of our capacity. Our pretreatment facilities, which allow us to accept crude feedstocks, were substantially complete in September 2006.
     We expect to fund our operations during the next 12 months using cash flow from continuing operations, and our credit facilities. We have available loan commitments from Farm Credit Services and CoBank totaling $18,000,000. We were also awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest loan and a $100,000 forgivable loan. On August 3, 2006, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit Services, FLCA in which we obtained a $2,000,000 line of credit in order to provide us with working capital as market outlets for our biodiesel are developed. There was no outstanding balance as of September 30, 2006. On August 15, 2006, we entered into a Rural Development Loan Agreement with Glidden Rural Electric Cooperative for $740,000 to be used for operating expenses.
     We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil from which our biodiesel and glycerin are processed; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.
     Since we only became operational in May, 2006, we do not yet have comparable income, production and sales data for the nine months ended September 30, 2005. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the first nine months of 2005 and the first nine months of 2006, it is important that you keep this in mind.
Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months (1) operating the plant; (2) completing start-up of our pretreatment facilities and any unfinished non-operational construction projects at the plant; and (3) procuring inputs for and marketing our biodiesel. We also expect to continue exploring possibilities for expansion of our plant or investing in other plants.
Plant Operations
     On May 24, 2005, we entered into a design-build contract with Renewable Energy Group, LLC (“REG, LLC”) for the design and construction of the plant for a total price of $33,154,800, subject to further adjustment for change orders. We approved a change order totaling $428,000 for the engineering and installation of a R.O. clean water system. We also orally agreed to issue REG, LLC 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG, LLC on the construction contract. On July 19, 2006, we modified the oral agreement and we issued 500 of the 1,000 membership units to REG, LLC in exchange for a $500,000 deduction from the June bill and final retainage payable to REG, LLC. On September 21, 2006, REG assigned our contracts to Renewable Energy Group, Inc. (“REG, Inc.”). As of September 30, 2006, we have paid REG, LLC and REG, Inc. a total of $31,601,070, excluding retainage under the design-build contract. As of September 30, 2006, we are holding retainage of $1,243,229 pending final completion of all the design builder’s obligations. We will issue the remaining 500 membership units to REG pursuant to the oral agreement and receive an additional $500,000 deduction on the final retainage payable to REG, Inc. upon final completion of the project.
     On May 9, 2005, we entered into a Management and Operational Services Agreement with West Central Cooperative (“West Central”) to provide overall management of our facility. Pursuant to the terms of the agreement, West Central will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing; and (7) human resources support. The initial term of this agreement is three years after we commence production. Thereafter, the agreement automatically renews until either party terminates the agreement upon 12 months written notice. On September 21, 2006, West Central assigned the Management and Operational Services Agreement to REG, Inc. in which REG, Inc. agreed to perform all duties and discharge all obligations as set forth in the Management and Operational Services Agreement. We will pay REG, Inc. according to the following:
•	General Manager and Operations Manager Pre-Production Fee. $14,000 per month for the General Manager’s services and $11,000 per month for the Operations Manager’s services during pre-production. West Central did not provide us with an Operations Manager during pre-production and we paid no fees for an Operations Manager during pre-production.

•	General Manager and Operations Manager. We will pay $0.0133 per gallon of biodiesel produced per month from the plant during the month for which the fee is computed.

•	Feedstocks Procurement Fee. We will pay 1/10 of $0.01 per pound of feedstock procured payable monthly.

•	Chemical Procurement Fee. We will pay 1/5 of $0.01 per gallon of biodiesel produced payable monthly.

•	Biodiesel Marketing Fees. We will pay $0.01 for each gallon of biodiesel marketed.

•	Glycerin and Fatty Acids Marketing Fee. We will pay 1/5 of $0.01 for each gallon of biodiesel marketed as a glycerin and fatty acids marketing fee.

•	Net Income Bonus. We will pay a yearly income bonus equal to 6% of our net income as defined in the agreement.
     As of September 30, 2006, our plant was approximately 95% complete, all major equipment had been delivered to the site, and a majority of the equipment had been installed. We began processing biodiesel on May 26, 2006, following independent certification that our biodiesel complies with the American Society of Testing and Materials (“ASTM”) standards for biodiesel. On June 26, 2006, we began shipping our first lot of 350,000 gallons of biodiesel. We currently are capable of producing biodiesel at 100% of production capacity. While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.
     Thompson Environmental Consulting, Inc. has assisted us in obtaining our required permits. We have obtained all of the required air, water, construction and other permits necessary to construct and operate the plant. We are now subject to ongoing environmental regulations and testing. We are currently in compliance with all NDPES compliance testing for the plant.
     In early July, 2006, we temporarily ceased operations for four days. This was a result of an insufficient number of rail cars available to transport our biodiesel and a temporary decrease in demand for our biodiesel. As a result of the shutdown, we incurred increased costs at the plant, we were unable to ship our biodiesel and we were unable to accept feedstock from our suppliers. We have obtained a sufficient number of rail cars to transport our biodiesel and management believes that the demand for our product has increased. While we do not currently anticipate that we will face similar shortages again, if we are unable to find sufficient rail cars to transport our biodiesel or demand again decreases, we may have to cease operations again. As a result, our revenues may be less than previously anticipated.
     On June 5, 2006, we entered into an Industry Track Agreement (the “Track Agreement”) with Chicago Central and Pacific Railroad Company (the “Railroad”) for the use, operation and maintenance of 4,916 feet of track. Pursuant to the terms of the Track Agreement, we will provide all the right-of-way and secure all authority or permission, public and private, required for the operation of the track on property owned by Western Iowa Energy. The Railroad maintains sole ownership and control of the track adjacent to our property. We are responsible for costs and expenses relations to all additions, betterments and changes to the track as may be necessary, including, but not limited to, the cost of installation and maintenance of derails, signals and other safety devices and changes rendered necessary by changes in the Railroad’s tracks, property or operating requirements. In addition, we are responsible for all costs and expenses of any changes in or additions to Railroad’s tracks and property made necessary by the construction, maintenance or operation of the track. On June 5, 2006, we assigned all of our rights, title and interest in and to the Track Agreement with the Railroad to Farm Credit Services of America, FLCA to secure our credit arrangements.
Completion of Construction
     Our pretreatment facility was substantially complete in September 2006, and we anticipate that we will make our final payments on the design-build contract by December 2006. Completion and successful start-up of our pretreatment facility will allow us to purchase and refine crude feedstock to be used in the production of biodiesel at our plant. Currently, we are in the process of start-up of the pretreatment facility and perfecting the refining process for crude soybean oil. During our fourth fiscal quarter, we intend to begin start-up of operations that process animal fats into biodiesel. A successful start-up will broaden our spectrum of raw material purchases.
     As owner of the project, we are responsible for several non-operational construction projects. As of September 30, 2006, we still need to complete construction of the iron treatment facilities for incoming well water and waste water treatment. We also need to purchase a sediment filter for the plant. We expect to complete these items over the next few months without interruption or delay of plant operations.
Procurement of Inputs and Marketing of Finished Product
     We entered into a Management and Operational Services Agreement with West Central Cooperative on May 9, 2005. Pursuant to the terms of the agreement, West Central will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing; and (7) human resources support. The initial term of this agreement is three years after we commence production. Thereafter, the agreement automatically renews until either party terminates the agreement upon 12 months written notice. On September 21, 2006, West Central assigned the Management and Operational Services Agreement to REG wherein REG assumed all the rights and obligations of West Central under the agreement. The following are summaries of the inputs and marketing provisions of the agreement.
     Feedstocks Procurement. REG will be responsible for arranging for the purchase of soybean oil, together with other feedstocks as may be needed in the future. We will pay to REG a feedstocks procurement fee of 1/10 of

$0.01 per pound of feedstock procured payable monthly. REG will utilize its best efforts to procure all feed stocks necessary for production, and to:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstocks at competitive prices meeting specifications and in adequate quantities to fill the production schedule of our plant;

•	Review on a monthly basis the average prices we pay for feedstocks, including comparisons to industry averages;

•	Provide us with the specifications for feedstocks being required of suppliers;

•	Negotiate for discounts where obtainable on feedstocks;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries; and

•	Provide analysis and audit of bulk transportation providers.
Chemical Inputs Procurement. REG will initially be responsible for purchasing methanol, sodium methylate, hydrochloric acid, and caustic soda, together with such other chemical inputs as may be needed in the future. We will pay 1/5 of $0.01 per gallon of biodiesel produced payable monthly for chemical inputs procurement. REG will utilize its best efforts to procure all basic chemical inputs necessary for production, and to:
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
Sales and Marketing. REG will utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at prices we establish. We will pay a biodiesel marketing fee of $0.01 for each gallon of biodiesel marketed and a glycerin and fatty acids marketing fee of 1/5 of $0.01 for each gallon of biodiesel marketed. With respect to such services, REG agrees to provide:
•	Market analysis of biodiesel supply and demand;

•	Market access to REG developed biodiesel distribution channels;

•	Analysis and audit of biodiesel customers including for creditworthiness;

•	Marketing specialists and sales representatives to attain and establish sales opportunities and relationships for our products;

•	Arrangements for transportation, logistics, and scheduling of biodiesel shipments;

•	Where advantageous, arrange for leased tankers for rail shipments;

•	Analyze and audit bulk transportation providers;

•	Oversee reconciliation of shipments, invoicing and payments on a weekly basis; and

•	Provide invoicing and accounts receivable management for biodiesel shipments.
     Pursuant to our Management and Operational Services Agreement, for the nine months ending September 30, 2006, we have incurred service fees of $261,031. The amount payable as of September 30, 2006 is $156,763.
     We entered into several soybean oil purchase contracts during 2005 and 2006 for anticipated production needs. The purchase contracts are for 101,888,720 pounds of soybean oil for delivery from September 2006 to June 2007 with fixed price contracts ranging from $0.2196 to $0.2910 cents per pound and basis contracts ranging from $(0.021) to $0.026 cents per pound over (under) the applicable Chicago Board of Trade futures month. The estimated fair market value of soybean oil purchase contracts, as of September 30, 2006 is approximately $1,187,305 higher than the agreed upon cost. The balance of the sales contracts as of September 30, 2006 was 1,198,046 gallons of biodiesel for delivery from October 2006 to December 2006, with fixed price contracts ranging from $2.30 to $3.30 per gallon and unpriced contracts with pricing determined by market indexes. The estimated fair market value of the biodiesel sales contracts as of September 30, 2006, is approximately $601,109 higher than the agreed upon price.

Administration and Employees
     As of October 31, 2006, we have thirty-three full-time employees. Our general manager and operations manager are provided pursuant to our Management and Operations Agreement.
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
     Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, a three fold increase from 2004 biodiesel production according to the National Biodiesel Board. However, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants is about 580.5 million gallons per year. The National Biodiesel Board currently estimates that there are eighty-six active biodiesel plant in the United States. Sixty-five companies have plans to construct new biodiesel plants and thirteen companies have plans to expand their existing biodiesel plants. Biodiesel plants are operating or have been proposed in a total of 35 states. Currently, there are seven active biodiesel plants in Iowa and at least ten other companies have proposed plants in Iowa. According to the National Biodiesel Board, production capacity in the next 18 months could increase by 1.4 billion gallons. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
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
Liquidity and Capital Resources
     As of September 30, 2006, we had the following assets: property, plant and equipment of $34,266,107, current assets of $12,282,336 and total assets of $46,679,206. As of September 30, 2006, we had total current liabilities of $7,536,010 and long-term debt of $12,341,155. Members’ equity was $26,802,041 as September 30, 2006 and consisted of retained earnings of $3,785,665 and members’ contributions, net of the cost of raising capital, of $23,016,376. For the nine months ended September 30, 2006, we had total revenues of $18,641,820 and a net income of $3,820,998.
Use of Capital
     We expect to have sufficient cash available from our lines of credit and operations to cover our costs over the next twelve months. We expect our costs over the next twelve months to include staffing, office, audit, legal, inventory, start-up of pretreatment facility and working capital. We anticipate significant purchases of soy oil and other inputs necessary for biodiesel production in the next twelve months and will rely upon our cash reserves, senior and subordinated debt financing and lines of credit to finance our operations. On August 3, 2006, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit Services, FLCA in which we obtained a $2,000,000 line of credit in order to provide us with working capital as market outlets for our biodiesel are developed. There was no outstanding balance as of September 30, 2006. On August 15, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative for a $740,000 no interest loan to be repaid in full 10 years from the date of the note which will be used for operating expenses at the plant.
     We anticipate a total project cost of approximately $40,000,000 upon completion and start-up of the pretreatment facilities and non-production related construction. We paid REG the sum of $31,601,070, excluding retainage under the terms of our design-build agreement for material and labor to construct the plant. We have no outstanding balance under the design-build agreement, although we are holding a retainage of $1,243,229. We anticipate we will make our final retainage payment to REG in December 2006.

Sources of Funds
     The total project cost for the plant is estimated to be approximately $40,000,000, assuming no unknown material changes are required. We financed the development and construction of the plant with a combination of equity and debt capital. We raised $20,976,950 by issuing 22,081 of our units to investors through an intrastate offering, which supplemented our seed capital equity of $845,000. As part of our state registered offering our initial members were extended the option to purchase the same number of units they previously purchased at $500 per unit. This purchase option resulted in the issuance of 1,546 additional membership units totaling $773,000 between March and May 2005. To complete project financing, we received $18,000,000 in debt financing from Farm Credit Services of America, FLCA. In addition, we have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan. Finally, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative for a no interest loan in the amount of $740,000 to be repaid in full 10 years from the date of the note. Based upon our current total project cost estimate of $40,000,000, we expect our equity and available debt capital sources to be sufficient to complete plant construction and begin start-up operations of our pretreatment facilities.
     Debt Financing
     In June 2005, we entered into an agreement for $18,000,000 in debt financing with Farm Credit Services of America, FLCA. CoBank, ACB is the acting agent of Farm Credit Services of America, FLCA under the terms of the credit agreement. The financing with Farm Credit Services of America, FLCA provides for a $10,000,000 term loan, and an $7,260,000 reducing revolving credit line, and a $740,000 line of credit. The interest rate on the term loan and revolving line of credit were based on our selection from three interest rate options set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of September 30, 2006, we had borrowed funds of $4,350,528 on our term loan and the revolving credit agreement.
     On August 3, 2006, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit in order to extend operating capital as market outlets developed for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $2,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. The initial term of the agreement is July 17, 2006 to July 1, 2007, or such later date as CoBank may, in its sole discretion, authorize in writing. The agreement may be renewed for an additional one year term if, on or before the last day of the initial term CoBank provides to us with written notice of renewal. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. If agreeable to CoBank, in addition to the loans, we may utilize the Commitment to open irrevocable letters of credit for our account. We agreed to pay CoBank a commitment fee on the average daily unused portion of the Commitment at the rate of 2/5 of 1% per annum, payable monthly in arrears and a loan origination fee of $5,000. As of September 30, 2006, we had an ending balance of zero.
     On August 15, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) for a $740,000 no interest loan to be used for operating expenses for the plant. Pursuant to the terms of the agreement, the loan is to be repaid in monthly installments of $6,851.86 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. Funds were first advanced on September 19, 2006. Western Iowa Energy has the right to prepay the loan in whole or in party without penalty. The loan is secured by a declining balance Standby Irrevocable Letter of Credit.
     Issuance of Additional Units
     In 2005, we entered into an oral agreement with REG in which we would issue REG 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG on the construction contract. On July 19, 2006, we modified the oral agreement and we issued 500 of the 1,000 membership units to REG in exchange for a $500,000 deduction from the June bill and final retainage payable to REG. We will issue the remaining 500 membership units to REG and receive an additional $500,000 deduction on the final retainage payable to REG upon final completion of the project.
     Grants and Government Programs
     The Iowa Department of Economic Development approved our application for the Iowa New Jobs and Income Program. Our award includes the following benefits:
•	Authority to receive a property tax abatement from the City of Wall Lake at 85% of the tax on the property without the abatement for 15 years followed by an abatement at 75% of the tax on the property with the abatement for 5 years.

•	An investment tax credit equal to $2,990,400 (this Iowa tax credit will be passed through to unit holders and carried forward for up to 7 years by them until depleted);

•	Funding for training new employees through a supplemental new jobs withholding credit equal to one and one-half percent (1.5%) of the gross wages of the new jobs created by the project; and

•	A refund of one hundred percent (100%) of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the project (excluding local option sales taxes on intangible property, furniture and furnishings).
     We will only be eligible to receive benefits if we continue to meet certain requirements. If, at any time, we fail to meet the requirements of participation in the program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance the total value of the incentives received.
     We have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must produce 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually by November 30, 2008. The loan is secured by a security agreement including essentially all of our assets. As of March 31, 2006, all funds had been received under this agreement.
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
     We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

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
     The Principal Executive Officer and Principal Financial Officer have agreed that the Company has material weaknesses in its controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. The officers have agreed that the Company has the following material weaknesses: 1) disclosures included in the notes to the draft financial statements prepared by the Company did not include information significant to the financial presentation; and 2) it was necessary for the auditor to propose significant adjustments to the Company’s financial statements in order to comply with generally accepted accounting principles. In light of the foregoing, management is in the process of developing additional procedures to help address these issues. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer and Principal Financial Officer recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
     During the Company’s fiscal quarter ended September 30, 2006, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Loss of favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of your investment in us.
     The biodiesel industry and our business are assisted by various federal tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the biodiesel industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (“RFS”). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS for 2007 is 4.7 billion gallons. The RFS helps support a market for biodiesel that might disappear without this incentive.
     On September 7, 2006, the EPA released a proposed rule for a comprehensive, long-term RFS program starting in 2007. The new regulation proposes that 3.71 percent (or 4.7 billion gallons) of all the fuel sold or dispensed to U.S. motorists in 2007 be renewable fuel. By the end of 2006, there will be approximately 4.5 billion gallons of renewable fuel consumed as motor vehicle fuel in the United States. The rule also contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard. Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program. This is a proposed rule and there is no guarantee that this rule will be adopted or that we will comply with the requirements.
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
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to Security Holders.
     Pursuant to our Amended and Restated Operating Agreement, on April 29, 2006, we held a special meeting of our members in order to set the total number of seats on the board of directors. At the special meeting, our members reduced the total number of seats on the board of directors from twelve to seven. In addition, prior to the annual meeting the board passed a resolution dividing the board into three (3) groups which will serve staggered terms as follows: two directors will serve one-year terms until 2007 (“Group I”), two directors will serve two-year terms until 2008 (“Group II”), and three directors will serve three-year terms until 2009 (“Group III”). Wayne Seaman and Nile Ramsbottom were placed in Group I prior to the election of directors. Of the remaining nominees, the two nominees receiving the greatest number of votes would be Group III Directors and the three nominees receiving the next largest amount of votes would be Group II Directors.
     On August 12, 2006, we held our first annual meeting of members following substantial completion of construction. At the annual meeting, our members cast votes for the following individuals:

Name and Principal
Occupation	Term Expires	Votes For

Warren Bush	2008	11,436

Marla Conley	2006	6,438

Jeff Cranston	2006	8,514

John Geake	2009	11,726

Bill Horan	2009	13,700

Denny Mauser	2008	12,969

Jim Meyer	2006	9,119

Nile Ramsbottom	2007	16,075

Kevin Ross	2008	9,147

Wayne Seaman	2007	15,857

     The following individuals were elected as Group I directors: Wayne Seaman and Nile Ramsbottom. The following individuals were elected as Group II directors: Warren Bush and Kevin Ross. The following individuals were elected as Group III directors: John Geake, Bill Horan and Denny Mauser.
     For the matter on which votes were entitled to be cast, there were no broker non-votes.
     Subsequent to the annual meeting, the board held a meeting on September 21, 2006 and elected the following individuals as officers of Western Iowa Energy: William Horan, Chairman; John Geake, Vice Chairman; Denny Mauser, Treasurer; and Kevin Ross, Secretary.
Item 5. Other Information.
     On August 15, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) for a $740,000 no interest loan to be used for operating expenses for the plant. The loan is to be repaid in monthly installments of $6,851.86 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. Funds were first advanced on September 19, 2006. Western Iowa Energy has the right to prepay the loan in whole or in party without penalty. The loan is secured by a declining balance Standby Irrevocable Letter of Credit.
Item 6.Exhibits.
     The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

10.1	Rural Development Loan Agreement between Glidden Rural Electric Cooperative and Western Iowa Energy.

31.1	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: 11/14/06	/s/ William J. Horan
William J. Horan
President and Chief Executive Officer (Principal Executive Officer)

Date: 11/14/06	/s/ Denny Mauser
Denny Mauser
Treasurer (Principal Financial and Accounting Officer)