Form 10KSB
period 2006-12-31
Western Iowa Energy, L.L.C.
filed 2007-03-09
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                 to
Commission file number 000-51965
WESTERN IOWA ENERGY, LLC
(Name of small business issuer in its charter)

Iowa	41-2143913
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1220 S. Center Street, P.O. Box 399, Wall Lake, Iowa	51466
(Address of principal executive offices)	(Zip Code)
(712) 664-2173
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
26,447
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes  ☐  No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☑  No
State issuer’s revenues for its most recent fiscal year. $31,991,876
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of March 1, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $24,110,000.
As of March 1, 2007, there were 26,447 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.
Transitional Small Business Disclosure Format (Check one): ☐  Yes  ☑  No

AVAILABLE INFORMATION
          Our website address is www.westerniowaenergy.com. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Business Development
          Western Iowa Energy, LLC (WIE) was formed as an Iowa limited liability company on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant and engaging in the production of biodiesel and crude glycerin in Wall Lake, Iowa. Since May 2006, we have been engaged in the production of biodiesel and glycerin. References to “Western Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Western Iowa Energy, LLC. Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the United States.
          On May 2, 2006, we filed a Form 10-SB registration statement with the Securities and Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit holders. In addition to filing periodic reports, we are now required to comply with the proxy and tender offer rules and our directors, officers and significant unit-holders have additional reporting obligations.
          We obtained our certificate of substantial completion of our production facility from Renewable Energy Group, LLC (“REG, LLC”), our design builder on May 19, 2006. On September 21, 2006, REG, LLC assigned our design-build agreement to Renewable Energy Group, Inc. (“REG, Inc.”). We began processing biodiesel on May 26, 2006, following independent certification that our biodiesel complies with the American Society of Testing and Materials (“ASTM”) standards for biodiesel. On June 26, 2006, we shipped our first lot of 350,000 gallons of biodiesel. Our plant currently has the ability to produce approximately 30 million gallons of biodiesel per year. We currently produce at 75% of our nameplate capacity due to lower agricultural demand of biodiesel and seasonal decreases in demand for biodiesel. Future orders for our biodiesel indicate that our sales should increase towards the end of the first quarter of 2007.
          On May 9, 2005, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management and marketing for our facility. On September 21, 2006, West Central Cooperative assigned our agreement to REG, Inc. On November 22, 2006, we amended our Management and Operational Services Agreement with REG, Inc. to establish an alternate method for sales of our biodiesel at offsite distribution terminals.
          Pursuant to the terms of the amendment, REG, Inc. purchases our biodiesel and places it in off-site distribution terminals for further distribution. The sales price of the biodiesel is a price equal to the amount received by REG, Inc. for the sale of the biodiesel at the off-site distribution terminal, less all transportation costs, in and out charges, handling and storage costs, cost of insurance on the biodiesel and taxes collected at time of sale at the off-site distribution terminal, if any. We must authorize the sales price of the biodiesel prior to completion of the final sale by REG, Inc. In the event that the biodiesel is placed in an off-site distribution terminal which also contains biodiesel owned by other parties, sales of biodiesel, including WIE’s biodiesel, are accounted for by REG, Inc. on a first-in, first-out basis through such distribution terminal. The sales price is paid to WIE upon REG, Inc.’s receipt of proceeds from REG, Inc.’s sale. In the event that any accounts receivable for the sale of biodiesel from the distribution terminal are uncollectible by REG, Inc., WIE and REG, Inc. share equally in such losses (including cost of collection). WIE does not record a sale under this arrangement until such time as substantially all risks and rewards of ownership of biodiesel have been transferred to the customer. The transfer of risks and rewards of ownership would include a firm pricing arrangement for the biodiesel that includes the determination of remaining distribution costs.

          We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
          We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil and animal fat from which our biodiesel and glycerin are processed; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.
          Since we only became operational in May 2006, we do not yet have comparable income, production and sales data for fiscal year ended December 31, 2005. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the 2005 fiscal year and the 2006 fiscal year, it is important that you keep this in mind.
General Demand
          Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 1998 study by the U.S. Department of Energy and the U.S. Department of Agriculture found that biodiesel has a positive energy balance: for every 3.2 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum based diesel fuel and may result in longer equipment life and protection of fuel injectors.
          However, the biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. The U.S. consumes 120 billion gallons of gasoline and 65 billion gallons of diesel fuel annually. While the ethanol industry currently produces over 5 billion gallons of ethanol each year, the biodiesel industry produced only approximately 220 million gallons of biodiesel in 2006, which constitutes a small part of the U.S. diesel fuel market. The National Biodiesel Board estimates that the current dedicated biodiesel production capacity is about 864 million gallons per year. However, many plants do not currently operate at full capacity. The National Biodiesel Board estimates that production capacity could increase by 1.7 billion gallons once the plants currently under construction or engaged in expansion begin production.
          Several factors may lead to an increase in biodiesel demand. The EPA Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate was cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
          In August 2005, the Energy Policy Act of 2005 was signed into law. The law contains the Renewable Fuels Standard (RFS), which mandates that 7.5 billion gallons of renewable fuels, including biodiesel, be used annually by 2012. The RFS may result in an increased demand for biodiesel. However, 2004 ethanol production was over 3 billion gallons and the 2005 ethanol production was over 4 billion gallons. In 2006, ethanol production increased to over 5 billion gallons per year. As a result, the mandates of the RFS may be met substantially by ethanol and have a much smaller impact on the biodiesel industry.
          Currently, we are operating at 75% of our nameplate capacity due to lower agricultural demand and a seasonal decline in the demand for biodiesel. The demand for biodiesel follows a seasonal trend and demand decreases in colder months. Based upon future orders for our biodiesel, we believe that we will begin operating at 100% capacity during the end of the first quarter of the 2007 fiscal year. However, if we are unable to increase our production capacity, this will have a negative impact on our revenues.

Principal Products and Markets
          Our biodiesel plant is located in Wall Lake, Iowa, in Sac County. Benefits of this site include its proximity to existing feedstock supply, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota, Omaha, Nebraska and Kansas City, Missouri.
          The principal products we produce are biodiesel and its primary co-product, glycerin.
          Biodiesel
          According to the National Biodiesel Board, biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources for use in compression ignition (diesel) engines. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol, which can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel. Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel may be used in most standard diesel engines without making any engine modifications.
          The feedstock cost of the oil or grease is the largest single component of biodiesel production costs. We primarily use soybean oil and animal fat to produce our biodiesel. Volatile soybean oil prices have put pressure on the biodiesel industry as the price of soybean oil continues to increase. For example, on February 22, 2006, the price of crude soybean oil ranged from $0.2175 per pound in central Illinois to $0.2350 per pound on the west coast. As of February 21, 2007, the price of crude soybean oil ranged from $0.2762 in central Illinois and $0.3062 on the west coast. In addition, farmers are expected to plant more corn than soybeans in the next planting season, thereby creating a potential shortage of soybean oil. The rush to produce more corn than soybeans could send soybean oil prices even higher. If this occurs, it will increase our costs and have a negative impact on our profits.
          Primary Co-product — Glycerin
          Glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility.
          According to Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. The biodiesel industry could produce as much as 200 million pounds this year alone. This tremendous increase in supply has caused the price of glycerin to decrease substantially since the beginning of 2006. Many proposed projects are considering the possibility of using their crude glycerin in various forms as a boiler fuel source in replacement of a No. 4 or No. 6 fuel oil. However, other smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. According to the Jacobsen Publishing Company’s Biodiesel Bulletin, some biodiesel producers are paying from three to four cents per pound to dispose of crude glycerin.
          We currently market our glycerin. However, any further excess production capacity may limit our ability to market our glycerin co-product. This may negatively affect the profitability of our business.
Biodiesel Markets
          Biodiesel is primarily used as fuel for compression ignition (diesel) engines. It is produced using renewable resources and provides environmental advantages over petroleum-based diesel fuel, such as reduced vehicle emissions. Our ability to market our biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce biodiesel.
          Wholesale Market / Biodiesel Marketers
          The wholesale market includes selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B100) biodiesel from biodiesel production plants, mix it with regular diesel fuel according to specifications, and deliver a final product to retailers. There are very few wholesale biodiesel marketers in the United States. Two examples are World Energy in Chelsea, Massachusetts and Renewable Energy Group, Inc. (REG, Inc.) in Ralston, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee.
          Retail Market
          The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. However, the biodiesel retail market is still in its very early stages as compared to other types of fuel.
          The present marketing and transportation network must expand significantly in order for us to effectively continue to market our biodiesel. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
          Substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
          Government/Public Sector
          The government has increased its use of biodiesel since the implementation of the Energy Policy Act (EPACT) of 1992, amended in 1998, which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.
Distribution of Principal Products
          We entered into a Management and Operational Services Agreement with West Central Cooperative on May 9, 2005 in which West Central Cooperative would provide overall management services to WIE. On September 21, 2006, West Central Cooperative assigned the agreement to REG, Inc. wherein REG, Inc. assumed all the rights and obligations of West Central Cooperative under the agreement. Pursuant to the terms of the agreement, REG, Inc. will provide us with: (1) a general manager; (2) an operations manager; (3) feedstock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing; and (7) human resources support. The initial term of the agreement is three (3) years after we commenced production. Thereafter, the agreement automatically renews until either party terminates the agreement upon 12 months written notice. The following are summaries of the material provisions of the agreement:

          Sales and Marketing.
          REG, Inc. will utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at prices we establish. We pay a biodiesel marketing fee of $0.01 for each gallon of biodiesel marketed and a glycerin and fatty acids fee of 1/5 of $0.01 for each gallon of biodiesel marketed. With respect to such services, REG, Inc. agrees to provide:
•	Market analysis of biodiesel supply and demand;

•	Market access to REG, Inc. developed biodiesel distribution channels;

•	Analysis and audit of biodiesel customers including creditworthiness;

•	Marketing specialists and sales representatives to attain and establish sales opportunities and relationships for our products;

•	Use of the name of Soy Power brand in marketing our biodiesel;

•	Arrangements for transportation, logistics and scheduling of biodiesel shipments;

•	Where advantageous, arrange for leased tankers for rail shipments;

•	Analyze and audit bulk transportation providers;

•	Oversee reconciliation of shipments, invoicing and payments on a weekly basis; and

•	Provide invoicing and accounts receivable management for biodiesel shipments.
          On November 22, 2006, we amended our agreement with REG, Inc. to establish an alternate method for sales of our biodiesel at offsite distribution terminals. Pursuant to the terms of the amendment, REG, Inc. purchases our biodiesel and places in off-site distribution terminals for further distribution. The sales price of the biodiesel is a price equal to the amount received by REG, Inc. for the sale of the biodiesel at the off-site distribution terminal, less all transportation costs, in and out charges, handling and storage costs, cost of insurance on the biodiesel and taxes collected at time of sale at the off-site distribution terminal, if any. We must authorize the sales price of the biodiesel prior to completion of the final sale by REG, Inc. In the event that the biodiesel is placed in an off-site distribution terminal which also contains biodiesel owned by other parties, sales of biodiesel, including WIE’s biodiesel, are accounted for by REG, Inc. on a first-in, first-out basis through such distribution terminal. The sales price is paid to WIE upon REG, Inc.’s receipt of proceeds from REG, Inc.’s sale. In the event that any account receivable for the sale of biodiesel from the distribution terminal is uncollectible by REG, Inc., WIE and REG share equally in such losses (including cost of collection).
          Pursuant to our Management and Operational Services Agreement, for the fiscal year ended December 31, 2006, we incurred service fees of $458,714. The amount payable as of December 31, 2006 is $104,935.
Sources and Availability of Raw Materials
          Feedstock Supply
          According to the National Biodiesel Board, it takes about 7.3 pounds of soybean oil to produce one gallon of biodiesel. Depending upon market conditions, when operating at full capacity, we anticipate that our biodiesel plant will process approximately 240 million pounds (31.8 million gallons) of soybean oil and/or animal fats per year as the feedstock for its production process. The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70-90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry.
          Soybean oil is the most abundant oil feedstock available in the United States. The 20 year average price for soybean oil is approximately $0.21 per pound. Soybean oil prices have been unstable recently and we cannot be assured that the historical prices for oils and fats will continue into the future. Any increase in the price of soybean oil will negatively impact our ability to generate revenues.

          In addition, increased biodiesel production is likely to have an effect on the cost of soybean oil. Increased competition with other biodiesel plants for soybean oil may result in increased prices for soybean oil. If we are unable to obtain satisfactory amounts or competitive pricing for our feedstock supply our ability to operate profitably may be impaired.
          Crude soybean oil and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and any animal fat or grease, removes the impurities and prepares the feedstock to go through the biodiesel process. Some feedstock needs more treatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock. For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soy oil is ordinarily $.05 per pound. This adds another $0.375 per gallon to the costs discussed above.
          In addition, because biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture, cold flow also becomes a primary factor in determining the type of feedstock to use. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. The following table represents the pour points for different types of fuels:

Type of Fuel	Pour Point

Soy-based Biodiesel (B100)	30ºF
Tallow-based Biodiesel (B100)	61ºF
No. 2 Petro Diesel (B0)	-30ºF
B2 Soy Blend with No. 2 Diesel	-25ºF
          To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that REG, Inc., our marketer, will sell our biodiesel throughout the nation. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns.
          Due to fluctuations in the price and supply of feedstock, we utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited.
          We entered into a Management and Operational Services Agreement with West Central Cooperative to procure feedstock and chemical inputs for our biodiesel plant. West Central Cooperative subsequently assigned the agreement to REG, Inc. The feedstock and chemical procurement provisions are discussed below.
               Feedstock Procurement.
          REG, Inc. is responsible for arranging for the purchase of soybean oil, together with other feed stocks as may be needed in the future. We pay REG, Inc. a feedstock procurement fee of 1/10 of $0.01 per pound of feedstock procured payable monthly. REG, Inc. will utilize its best efforts to procure all feed stocks necessary for production, and to:

•	Provide analysis and audit of feed stock suppliers;

•	Purchase feed stocks at competitive prices meeting specifications and in adequate quantities to fill the production schedule of our plant;

•	Review on a monthly basis the average prices we pay for feedstock, including comparisons to industry averages;

•	Provide us with the specifications for feedstock being required of suppliers;

•	Negotiate for discounts where obtainable on feedstock;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries; and

•	Provide analysis and audit of bulk transportation providers.
          We entered into several soybean oil purchase contracts during 2006 for anticipated production needs. The balance of the purchase contracts as of December 31, 2006 was for 44,581,440 pounds of soybean oil for delivery from December 2006 to June 2007 with fixed price contracts ranging from $0.2596 to $0.3215 cents per pound and basis contracts ranging from $0.0103 to $0.0259 cents per pound over (under) the applicable Chicago Board of Trade futures month. The estimated fair market value of soybean oil purchase contracts, as of December 31, 2006 is approximately $1,515,736 higher than the agreed upon cost.
               Chemical Inputs Procurement.
          REG, Inc. is responsible for purchasing methanol, sodium methylate, hydrochloric acid, and caustic soda, together with such other chemical inputs as may be needed in the future. We pay 1/5 of $0.01 per gallon of biodiesel produced payable monthly for chemical inputs procurement. REG, Inc. will utilize its best efforts to procure all basic chemical inputs necessary for production, and to:
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
          Pursuant to our Management and Operational Services Agreement, for the fiscal year ended December 31, 2006, we incurred service fees of $458,714. The amount payable as of December 31, 2006 is $104,935.
          Utilities
          The biodiesel plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We entered into agreements with providers of these utilities as follows:
               Electricity.
          Our plant requires a continuous supply of electricity. We entered into an Electrical Services Agreement with Sac County Electric Cooperative to supply our electricity. Under the agreement, we pay Sac County Electric Cooperative a facility charge of $2,100 per month, plus regular rates for delivery of electricity to our plant. Our current delivery rate is $0.0335 per kilowatt.
               Water.
          We require a significant supply of water, approximately 100,000 gallons of water per day. The City of Wall Lake drilled a well on the property adjacent to the plant to supply process water for use by WIE. The City of

Wall Lake has run a line from its pretreatment plant to our site to supply us with potable water. The rate currently charged by the City of Wall Lake for both process water and potable water is $1.00 per 1,000 gallons of water.
               Natural Gas.
          Natural gas is a significant input to our manufacturing process. We estimate our natural gas usage at approximately 74,420 million British thermal units (“mmBTU”) per month. We obtain our natural gas from the City of Wall Lake for $1.20 per therm. The rate we pay the City of Wall Lake also includes a transportation fee to pipe the natural gas to our plant.
New Products and Services
          We have not introduced any new products or services during the fiscal year ended December 31, 2006.
Government Regulation and Federal Biodiesel Supports
          Federal Biodiesel Supports
          The Energy Policy Act of 2005, and the Bio Energy Program and Jobs Bill have established the groundwork for biodiesel market development. This legislation may lead to increased demand for biodiesel in the United States over the next 10 years.
               Renewable Fuels Standard
          The Energy Policy Act of 2005 created the RFS, which mandates that 7.5 billion gallons of renewable fuels be used annually by 2012. The standard started at 4 billion gallons in 2006 and increases to 7.5 billion gallons in 2012. Under the legislation, the EPA is directed to promulgate regulations that ensure the applicable volumes of renewable fuels are sold in the United States each year. The RFS may result in an increased demand for biodiesel. However, in 2006, ethanol production totaled more than 5 billion gallons per year. As a result, the mandates of the RFS may be met by ethanol and thus have a much smaller impact on the biodiesel industry.
          On September 7, 2006, the EPA set forth proposed rules to fully implement the RFS program. The RFS for 2007 is 4.7 billion gallons of renewable fuel. Compliance with the program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. The RFS must be met by refiners, blenders and importers of renewable fuel and they must acquire sufficient RINs to demonstrate compliance with their performance obligation.
          The RFS system will be enforced through a system of registration, record keeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs either as part of their renewable purchases or separately. The program will apply in 2007 prospectively from the date of the final rule. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
               Biodiesel Tax Credit
          The American Jobs Creation Act of 2004 created the Volumetric Ethanol Excise Tax Credit (VEETC) for biodiesel. VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel or biodiesel derived solely from crude vegetable oils, including esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds, and from animal fats and a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which under the RFS or Minnesota’s 2% volume requirement, will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending.

          In addition to VEETC, the American Jobs Creation Act creates incentives for alternative fuel refueling stations. The energy bill conference agreement establishes a credit for installing alternative fuel refueling property. The provision permits taxpayers to claim a 30% credit for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010.
          VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005.
          State Legislation
          Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. However, Minnesota is the first and only state to mandate biodiesel use. The legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which will allow it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year.
          Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several Governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
          On May 30, 2006, the Governor of Iowa signed HF 2754 and HF 2759, two renewable fuels bills passed by the Iowa House and Senate during the 2006 legislative session. The purpose of the bills is to expand and fund consumer access to ethanol blended fuels and biodiesel through a RFS and a series of retail tax credits. HF 2759 provides retailers with an opportunity for cost sharing grants and provides funding for some of the programs contained in HF 2754. The incentives contained in HF 2754 include the following:
•	An Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019;

•	A retail tax credit for biodiesel blends of $0.03 per gallon for retailers who sell more than 50% biodiesel blends; and

•	An expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers.
          Effect of Government Regulation
          The biodiesel industry and our business depend upon continuation of the federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal biodiesel supports would make it more costly for us to sell our biodiesel and would likely reduce our net income and negatively impact our future financial performance.
Competition
          We operate in a very competitive environment. We compete with large, multi-product companies and other biodiesel plants with varying capacities. We face competition for capital, labor, management, feedstock and other resources. Some of our competitors have greater resources than we currently have or will have in the future. Some of our competitors have soy-crushing facilities and are not reliant upon third parties for their feedstock supply. We anticipate that as additional biodiesel plants are constructed and brought on line, the supply of biodiesel will increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the revenues necessary to operate our plant.

          We expect that additional biodiesel producers will enter the market if the demand for biodiesel continues to increase. In a market for a uniform commodity, such as biodiesel, the methods of competition are generally based upon variables other than the product itself. The uniform nature of the product limits competitive advantage based upon unique or improved product features. Therefore, our plant will compete with other biodiesel producers on the basis of price and, to a lesser extent, delivery service.
          In 2006, approximately 220 million gallons of biodiesel were produced in the United States. In January 2007, the National Biodiesel Board estimated that there were 105 active plants with an annual production capacity of 864 million gallons. Another 77 plants are currently in the planning stages or under construction and are expected to be completed in the next 18 months. An additional 8 plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.7 billion gallons per year. Biodiesel plants are operating or have been proposed in 43 states.
          In addition, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, completed construction of a 37.5 million gallon plant in Iowa Falls in May 2006. ADM, another large corporation and supplier of soybean oil, plans to construct an 85 million gallon plant in North Dakota to process canola oil into biodiesel. The National Biodiesel Board estimates that production capacity could increase by 714 million gallons between April 2006 and October 2007. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Our company may generate less income as a result, which would decrease our profits.
          In addition to our plant, there are eight active biodiesel plants in Iowa. REG, Inc. located in Ralston, Iowa produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons of biodiesel. Ag Processing Cooperative (Ag Environmental Products) in Sergeant Bluff produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa. The facility currently has an annual production capacity of 30 million gallons of biodiesel annually. Soy Solutions located in Milford, Iowa, is a relatively small facility, producing approximately 2 million gallons annually utilizing virgin soybean oil as its sole feedstock. Cargill, located in Iowa Falls, Iowa, recently completed an expansion of its processing facility and now is capable of producing 37.5 million gallons of biodiesel annually using soy oil as its feedstock. Sioux Biochemical, Inc. located in Sioux Center, Iowa is capable of producing 2 million gallons of biodiesel annually. The facility uses corn oil as its feedstock. Clinton County BioEnergy, located in Clinton, Iowa is capable of producing 10 million gallons of biodiesel per year utilizing soy oil as its only feedstock. Riksch BioFuels, LLC, located in Crawfordsville, Iowa is a multi feedstock facility capable of producing 10 million gallons of biodiesel annually. Finally, Tri-City Energy, located in Keokuk, Iowa is capable of producing 5 million gallons of biodiesel annually, using soy oil as its feedstock.
          In addition, at least 11 other companies have proposed plants in Iowa. Those currently under construction are Central Iowa Energy, LLC for a 30 million gallon plant near Newton, Iowa; Iowa Renewable Energy, LLC, for a 30 million gallon plant near Washington, Iowa; Western Dubuque Biodiesel, LLC, for a 30 million gallon plant near Farley, Iowa; Freedom Fuels, LLC for a 30 million gallon plant near Mason City, Iowa; and East Fork Biodiesel, LLC for a 60 million gallon plant near Algona, Iowa. Those in the planning stages which may or may not reach construction include Raccoon Valley Biodiesel for a 60 million gallon plant in Storm Lake, Iowa, Northwest Iowa Renewable Energy, LLC for a 60 million gallon plant in Akron, Iowa, Soy Energy, LLC for a 30 million gallon plant near Marcus, Iowa, Nishna Valley Bioenergy, LLC for a 60 million gallon plant near Manilla, Iowa, Future Energy LLC for a 60 million gallon plant near Goldfield, Iowa and Southern Iowa BioEnergy LLC, for a 30 million gallon plant near Lamoni, Iowa.
          The following map produced by the National Biodiesel Board indicates the locations of active plants in the United States. Active plants are those companies that are actively producing biodiesel. Companies in the earlier stages of the process are not represented on this map.

          The following table provides a list of the active plants in the United States as of January 31, 2007, as reported by the National Biodiesel Board.

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
AL
	Alabama Biodiesel Corporation	Moundville		Soybean Oil
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soybean Oil
AR
*	FutureFuel Chemical Company	Batesville	24,000,000	Multi Feedstock
	Patriot Biofuels	Stuttgart	3,000,000	Multi Feedstock
CA
	Biodiesel Industries of Port Hueneme	Port Hueneme	3,000,000	Multi Feedstock
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Energy Alternative Solutions, Inc.	Gonzales	500,000	Multi Feedstock
	Evergreen Biodiesel	Big Oak Flat	50,000	Recycled Cooking Oil
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	So Cal Biofuels, Inc.	Anaheim	1,100,000	Yellow Grease
	Yokayo Biofuels, Inc.	Ukiah	200,000	Recycled Cooking Oil
CO
	American Agri-diesel LLC	Burlington	6,000,000	Soybean Oil
	Bio Energy of America	Commerce City	10,000,000	Soybean Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	Bio Energy of America	Denver	8,000,000	Soybean Oil
	Rocky Mountain Biodiesel Industries, LLC	Berthoud	3,000,000	Multi Feedstock
CT
	Bio-Pur Inc.	Bethlehem
DE
	Mid-Atlantic Biodiesel	Clayton	6,500,000	Multi Feedstock
FL
*	Purada Processing, LLC	Lakeland	18,000,000	Soybean Oil
GA
	Middle Georgia Biofuels	East Dublin	2,500,000	Multi Feedstock
	Peach State Labs	Rome		Soybean Oil
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soybean Oil
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	200,000	Recycled Cooking Oil
	Pacific Biodiesel	Honolulu	1,000,000	Recycled Cooking Oil
IA
*	AGP	Sergeant Bluff	30,000,000	Soybean Oil
*	Cargill	Iowa Falls	37,500,000	Soybean Oil
	Clinton County BioEnergy	Clinton	10,000,000	Soybean Oil
*	Renewable Energy Group, Inc.	Ralston	12,000,000	Soybean Oil
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn Oil
	Soy Solutions	Milford	2,000,000	Soybean Oil
	Tri-City Energy	Keokuk	5,000,000	Soybean Oil
	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
IL
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soybean Oil
	Stephan Company	Millsdale	22,000,000	Soybean Oil
IN
	Evergreen Renewables	Hammond	5,000,000	Soybean Oil
	Heartland Biofuel	Flora	450,000	Soybean Oil
	Integrity Biofuels	Morristown	10,000,000	Soybean Oil
KY
*	Griffin Industries	Butler	2,000,000	Multi Feedstock
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soybean Oil
MA
	MPB Bioenergy, LLC	Bridgewater	500,000	Recycled Cooking Oil
MD
	Maryland Biodiesel	Berlin	1,000,000	Soybean Oil
MI
	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Soybean Oil
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000	Multi Feedstock

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
*	Minnesota Soybean Processors	Brewster	30,000,000	Soybean Oil
*	Soymor	Albert Lee	30,000,000	Soybean Oil
MO
	Mid America Biofuels, LLC	Mexico	30,000,000	Soybean Oil
	Missouri Better Bean	Bunceton	15,000,000	Multi Feedstock
	Missouri Bio-Products, Inc.	Bethel	2,000,000	Multi Feedstock
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Channel Chemical Corporation	Gulfport	5,000,000	Soybean Oil
NC
	Blue Ridge Biofuels	Asheville	2,000,000	Multi Feedstock
	Foothills Bio-Energies, LLC	Lenoir	5,000,000
	Gortman Biofuel, LLC	Winston Salem	100,000
	Piedmont Biofuels	Pittsboro	1,000,000	Multi Feedstock
NJ
	Eastern Biofuels, LLC	Newark	24,000,000	Soybean Oil
NM
	Rio Valley Biofuels, LLC	Anthony		Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	5,000,000	Multi Feedstock
NY
	North American Biofuels Company, Inc.	Bohemia	2,500,000	Multi Feedstock
OH
	American Ag Fuels, LLC	Definance	1,500,000	Multi Feedstock
	PEC Biofuels	Hicksville	7,500,000	Soybean Oil
*	Peter Cremer	Cincinnati	30,000,000	Soybean Oil
OK
	Earth Biofuels, Inc.	Durant	10,000,000	Multi Feedstock
	Green Country Biodiesel, Inc.	Chelsea	2,500,000	Soybean Oil
OR
	SeQuential-Pacific Biodiesel, LLC	Salem	1,000,000	Multi Feedstock
PA
	Keystone BioFuels, Inc.	Shiremanstown		Soybean Oil
	United Biofuels, Inc.	York	1,500,000	Soybean Oil
	United Oil Company	Pittsburgh	2,000,000	Multi Feedstock
SC
	Carolina Biofuels, LLC	Taylor	30,000,000	Soybean Oil
	Southeast BioDiesel, LLC	Charleston	6,000,000	Multi Feedstock
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Soybean Oil
TN
	Agri-Energy, Inc.	Louisburg	5,000,000	Soybean Oil
	BIG Biodiesel, LLC	Pulaski	250,000	Soybean Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	Blue Sky Biodiesel, Inc.	Wartburg	3,000,000	Multi Feedstock
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Soybean Oil
	NuOil	Counce	1,500,000	Soybean Oil
	TN Bio Energy	Manchester
TX
	Biodiesel Industries of Greater
	Dallas-Fort Worth	Denton	3,000,000	Multi Feedstock
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Cottonseed Oil
	Central Texas Biofuels	Giddings	1,500,000	Soybean Oil
	GeoGreen Fuels	Gonzales	3,000,000	Multi Feedstock
*	Huish Detergents	Pasadena	15,000,000
*	Johann Haltermann Ltd	Houston	20,000,000	Soybean Oil
	Kemlink Energy, Inc.	Pasadena	2,500,000	Multi Feedstock
	New Fuel Company	Dallas	250,000	Multi Feedstock
	NMM, Ltd	Channelview	1,000,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	30,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,000,000	Multi Feedstock
	SAFE Fuels, Inc.	Conroe	18,000,000	Soybean Oil
	Smithfield Bioenergy LLC	Cleburne	12,000,000	Multi Feedstock
	SMS Envirofuels	Poteet	6,000,000	Soybean Oil
	South Texas Blending	Laredo	5,000,000	Tallow
UT
	Domestic Energy Partners	Spanish Fork	9,000,000	Multi Feedstock
VA
	Cheasapeake Custom Chemical	Ridgeway	5,000,000	Soybean Oil
	RECO Biodiesel, LLC	Richmond	10,000,000	Soybean Oil
	Renroh Environmental Company	South Boston	80,000
	Virginia Biodiesel Refinery	New Kent	7,000,000	Soybean Oil
WA
	Central Washington BIodiesel, LLC	Ellensburg		Soybean Oil
	Seattle Biodiesel	Seattle	5,000,000	Multi Feedstock
WI
	Renewable Alternatives	Manitowoc		Soybean Oil
	WRR Environmental Services	Eau Claire		Multi Feedstock

*	Denotes BQ-9000 Accredited Producers
Note: Annual Production Capacity only refers to the reported maximum production capability of the facility. Therefore, it does not represent how many gallons of biodiesel were actually produced at each plant.
          The following map produced by the National Biodiesel Board indicates the locations of plants under construction in the United States. Plants under construction are those plants that those biodiesel companies are actively engaged in construction or expansion of their biodiesel facilities. Companies, like ours, in the earlier stages of the process may not be represented on this map.

          The following table provides a list of the plants under construction and proposed plants in the United States as of January 1, 2007, as reported by the National Biodiesel Board. Companies that are expanding their operations are designated with an “E” in the state column of the table. Proposed plants are those biodiesel companies that are actively engaged in raising equity, permitting or buying equipment but are not yet actively constructing their facility or producing biodiesel. Projects in the early stages of development may not be listed.

			Annual		Target
			Production		Completion
State	Company	City	Capacity	Primary Feedstock	Date
AL
	Independence Renewable Energy Corp	Perdue Hill	40,000,000	Multi Feedstock	March 2007
AR
	Ag Bio Energy	McGehee		Soybean Oil	March 2007
	Delta American Fuel, LLC	Helena	40,000,000	Multi Feedstock	June 2007
AZ
	Optimum Biofuels, LLC	Coolidge	2,000,000	Soybean Oil	March 2007
CA
	Bay Biodiesel, LLC	Martinez	2,500,000	Soybean Oil	February 2007
E	Biodiesel Industries of Port Hueneme	Port Hueneme	12,000,000	Multi Feedstock	May 2007
	LC Biofuels	Richmond	365,000	Multi Feedstock	Sept 2007
	Noil Energy Group	Commerce	5,000,000	Multi Feedstock	May 2007
	Silicon Valley Biodiesel, LLC	Sanger	7,000,000	Multi Feedstock	April 2007
CO
	Great White Bottling, Inc.	Denver	4,000,000	Soybean Oil	February 2007

			Annual		Target
			Production		Completion
State	Company	City	Capacity	Primary Feedstock	Date
E	Rocky Mountain Biodiesel Industries, LLC	Berthoud	7,000,000	Multi Feedstock	Dec 2007
FL
	Xenerga, Inc.	Kissimmee	5,000,000	Recycled Cooking Oil	March 2007
GA
	Eco Solutions, LLC	Chatsworth	25,000,000	Multi Feedstock	May 2007
IA
	Central Iowa Energy	Newton	30,000,000	Multi Feedstock	April 2007
	East Fork Biodiesel, LLC	Algona	60,000,000	Multi Feedstock	Oct 2007
	Freedom Fuels, LLC	Mason City	30,000,000	Multi Feedstock	March 2007
	Iowa Renewable Energy, LLC	Washington	30,000,000	Multi Feedstock	July 2007
	Western Dubuque Biodiesel	Farley	30,000,000	Soybean Oil	June 2007
ID
	Premier Fuel Company, Inc.	Rupert		Multi Feedstock	Feb 2007
IL
	Heartland Biodiesel, Inc.	Marion	5,000,000	Soybean Oil	Jan 2007
	Midwest Biodiesel Products	South Roxanna	30,000,000	Soybean Oil	March 2007
IN
	e-biofuels, LLC	Middletown	25,000,000	Soybean Oil	May 2007
	Louis Dreyfus Agricultural Industries, LLC	Claypool	80,000,000	Soybean Oil	Oct 2007
	SNEBio, LLC	Newburgh	15,000,000	Soybean Oil	Feb 2007
KY
	Owensboro Grain	Owensboro	50,000,000	Soybean Oil	June 2007
MI
	Adrian Biofuels	Adrian	20,000,000	Multi Feedstock	June 2007
	Biodiesel Industries of Detroit	Detroit		Multi Feedstock	Sept 2007
MO
	AGP	St. Joseph	30,000,000	Soybean Oil	Sept 2007
	Global Fuels, LC	Dexter	3,000,000	Multi Feedstock	Feb 2007
	Great River Soy Processing Cooperative	Lilbourn	5,000,000	Soybean Oil	April 2007
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock	June 2007
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock	March 2007
	Prairie Pride	Deerfield	30,000,000	Soybean Oil	Dec 2007
MS
	Delta Biofuels, Inc.	Natchez	72,000,000	Multi Feedstock	March 2007
	North Mississippi Biodiesel	New Albany	7,000,000	Soybean Oil	March 2007
NC
	American Distillation, Inc.	Leland	5,000,000	Soybean Oil	April 2007
	Evans Environmental Energies, Inc,	Wilson	6,000,000		Feb 2007
	Filter Specialty Bioenergy LLC	Autryville	1,600,000	Multi Feedstock	June 2007
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Soybean Oil	March 2007
	Triangle Biofuels Industries, Inc.	Wilson	5,000,000	Multi Feedstock	June 2007

			Annual		Target
			Production		Completion
State	Company	City	Capacity	Primary Feedstock	Date
ND
	ADM	Velva	85,000,000	Canola Oil	April 2007
	All American Biodiesel	York	2,000,000	Soybean Oil	April 2007
NE
	Beatrice Biodiesel, LLC	Beatrice	50,000,000	Soybean Oil	Sept 2007
	Horizon Biofuels, Inc.	Fremont	5,000,000	Multi Feedstock	Aug 2007
	Northeast Biodiesel	Scribner		Soybean Oil	April 2007
NV
E	Biodiesel of Las Vegas	Las Vegas	55,000,000	Multi Feedstock	Nov 2007
NY
	NextGen Fuel, Inc.	Fulton	5,000,000	Soybean Oil	Feb 2007
OH
	Agrifuels, LLC	Bremen	4,000,000	Soybean Oil	March 2007
E	American Ag Fuels, LLC	Defiance	5,500,000	Multi Feedstock	May 2007
	Center Alterative Energy Company	Cleveland	5,000,000	Soybean Oil	March 2007
	Jatrodiesel Inc.	Miamisburg	5,000,000	Multi Feedstock	March 2007
OK
	Best Energy Solutions, LLC	Tulsa	1,000,000	Soybean Oil	March 2007
	High Plains Bioenergy	Guymon	30,000,000	Multi Feedstock	Sept 2007
OR
	Green Fuels of Oregon, Inc.	Klamath Falls			March 2007
E	SeQuential-Pacific Biodiesel, LLC	Salem	4,000,000	Multi Feedstock	Nov 2007
PA
	Biodiesel of Pennsylvania, Inc.	White Deer	1,500,000	Soybean Oil	March 2007
	Choice FuelCorp Inc.	South Williamsport	2,000,000	Multi Feedstock	May 2007
E	Keystone BioFuels, Inc.	Shiremanstown		Soybean Oil	May 2007
	Lake Erie Biofuels	Erie	45,000,000	Soybean Oil	Aug 2007
	PA Biofuels, LLC	Pittsburgh	5,000,000	Multi Feedstock	June 2007
	Soy Energy, Inc.	New Oxford	1,500,000	Soybean Oil	Feb 2007
RI
	Mason Biodiesel, LLC	Westerly	2,500,000	Soybean Oil	March 2007
SC
	Farms & Truckers Biodiesel, LLC	Warrenville	5,000,000	Soybean Oil	May 2007
TN
	Freedom Biofuels, Inc.	Madison	12,000,000	Soybean Oil	Feb 2007
TX
	Ag Fuels Ltd	Sealy	3,600,000	Multi Feedstock	June 2007
	AgriMax Fuels, LLC	Channelview	3,000,000	Soybean Oil	Feb 2007
E	Biodiesel Industries of Greater Dallas-Fort Worth	Denton	7,000,000	Multi Feedstock	Dec 2007
	Bio-Renewable Technologies, LLC	Converse	1,000,000	Multi Feedstock	June 2007
	BioSelect Fuels (GBBLP)	Galveston	21,000,000	Multi Feedstock	March 2007
	Direct Fuels	Euless	10,000,000	Multi Feedstock	July 2007
	ECO Friendly Products, Inc.	Channelview		Multi Feedstock	March 2007
	Fuel & Lube, LLC	Richmond	5,000,000	Multi Feedstock	Feb 2007

			Annual		Target
			Production		Completion
State	Company	City	Capacity	Primary Feedstock	Date
	Green Diesel, LLC	Houston		Soybean Oil	March 2007
	Green Earth Fuels, LLC	Houston	43,000,000	Multi Feedstock	July 2007
	Momentum Biofuels, Inc.	League City	20,000,000	Soybean Oil	March 2007
E	SAFE Fuels, inc.	Conroe	12,000,000	Multi Feedstock	March 2007
WA
	Imperium Grays Harbor	Grays Harbor	100,000,000	Multi Feedstock	July 2007
	Olympic Biofuels	Poulsbo	500,000	Multi Feedstock	Feb 2007
WI
	Badger Biodiesel Inc.	Clyman	5,000,000	Multi Feedstock	April 2007
	North Prairie Productions LLC	Evansville	45,000,000	Soybean Oil	Dec 2007
	Sanimax Energy	Deforest	20,000,000	Multi Feedstock	Jan 2007
Note: The annual production capacity for plants under expansion represents the incremental increase in production capacity resulting from their expansion.

Competition from Other Fuel Sources
          Biodiesel Competition
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
          In addition, the Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that will be made available for retail sale beginning in October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. According to the March 2006 edition of Biodiesel Magazine, many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of your investment.
          Glycerin Competition
          Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. The biodiesel industry could produce as much as 200 million pounds of glycerin this year alone.
          In February 2005, the price of pharmaceutical grade glycerin produced in the United States was approximately $0.445 per pound and by March 2006, the price of pharmaceutical grade glycerin had declined to approximately $0.350 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities. The price of pharmaceutical grade glycerin further declined in the first half of October 2006 to $0.280 per pound. In February 2005, the price of crude glycerin produced in the United States was approximately $0.410 per pound and by July 2006 the price of crude glycerin had declined to $0.025 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities.
          The tremendous increase in supply has caused the price of glycerin to decrease substantially in the last year. According to Biodiesel Magazine, smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. The Jacobsen Publishing Company’s Biodiesel Bulletin reported that some biodiesel producers are paying from three to four cents per pound to dispose of crude glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product. If the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin.
Research and Development
          We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin.
Dependence on One of a Few Major Customers
          As discussed above, we entered into a Management and Operational Services Agreement with REG, Inc. for the purpose of obtaining feedstock and marketing and distributing of our products. We also rely upon REG, Inc.

for human resource support and our general manager and operations manager. In 2006, REG, Inc. announced plans to expand its business and build its own biodiesel facilities. We are in direct competition with REG, Inc. and any failure by REG, Inc. to comply with the terms of our agreement could negatively impact our ability to generate revenues. See “DESCRIPTION OF BUSINESS — Distribution of Principal Products” for a discussion of our agreement with REG, Inc.
Costs and Effects of Compliance with Environmental Laws
          We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As of this report, we have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
          The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which would increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of biodiesel. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
          We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
          As of December 31, 2006, we have twenty-seven full-time employees and one part-time employee. Our general manager and operations manager are employed by REG, Inc. pursuant to our Management and Operational Services Agreement.
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.
Risks Related to Our Business
          We have a limited operating history. We organized our company in 2004 and commenced production of biodiesel at our plant in May 2006. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside of our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short amount of time. Some of these risks relate to our potential inability to:
•	effectively manage our business and operations;

•	recruit and retain key personnel; and

•	develop new products that complement our existing business.
If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.
          Our business is not diversified. Our success depends largely on our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and glycerin. If economic or political factors adversely affect the market for biodiesel, we have no other line of business to fall back on. Our business would also be significantly harmed if our biodiesel plant does not operate at full capacity for any extended period of time.
          Our business is sensitive to demand for biodiesel and glycerin. Our results of operations and financial conditions are significantly affected by the demand for our biodiesel and glycerin. We currently are operating at 75% of our nameplate capacity. Although we anticipate producing at 100% of our nameplate capacity in the future, market forces may require us to continue operating below our nameplate capacity. If we operate at less than full capacity for a sustained period of time, our ability to generate revenues and our profit margins will decrease.
          Our business is sensitive to feedstock prices. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Biodiesel production at our plant requires significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased profits. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins will decrease and these decreases may be significant.
          Our biodiesel plant processes primarily soybean oil and animal fats, and the cost of feedstock represents approximately 70%-90% of our cost of production. Historically, the price of soybean oil has been volatile, with increased volatility occurring recently. The Chicago Board of Trade soybean oil futures have traded between $0.10 and $0.41 per pound within the last three years. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. Of these companies, both Cargill and ADM are constructing or are planning to construct biodiesel plants and we expect to compete with them and other plants for feedstock origination. Competition for raw soy oil, animal fats and other feedstock may increase our cost of feedstock and harm our financial performance and the value of our units. Any inability to obtain adequate quantities of feedstock at economical prices will result in increased costs and result in decreased profits.
          Increases in the price of natural gas could reduce our profitability. Our results of operations and financial condition are significantly affected by the cost and supply of natural gas. Changes in the price and supply of natural gas are subject to and determined by market forces over which we have no control.
          Natural gas has recently been available only at prices exceeding historical averages. These prices will increase our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture biodiesel for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
          Our exclusive reliance on REG, Inc. to manage our plant, procure our inputs and market our products could damage our profitability if REG, Inc. fails to perform its obligations under the agreement. We are highly dependent upon REG, Inc. to manage our plant, procure our inputs and market our products pursuant to our Management and Operational Services Agreement. We do not have a soy crushing facility to supply our own raw soybean oil or feedstock. REG, Inc. acquires our feedstock from third parties. If REG, Inc. is unable to provide us with adequate feedstock, we may have to decrease or halt operations which would adversely affect our ability to generate profits and adversely affect our financial obligations
          In addition, we do not have a sales force of our own to market our biodiesel and glycerin and are highly dependent upon REG, Inc. to market our products. If REG, Inc. breaches the contract or does not have the ability, for financial or other reasons, to market all of the biodiesel we produce, we will not have any readily available means to sell our biodiesel. Our lack of a sales force and reliance on REG, Inc. to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could adversely affect our financial position.
          If REG, Inc. does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Our reliance on REG, Inc. may place us at a competitive disadvantage. REG, Inc. has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, meaning that REG, Inc. and its affiliates may in the future be viewed as competitors for feedstock in addition to management service providers.
          We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. Alternatively, we may choose not to engage in hedging transactions. As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
          Hedging activities themselves can result in increased costs because price movements in soybean oil contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
          Technological advances could significantly decrease the cost of producing biodiesel or result in the production of higher-quality biodiesel, and if we are unable to adopt or incorporate technological advances into our operations, our plant could become uncompetitive or obsolete. We expect that technological advances in the processes and procedures for processing biodiesel will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our plant less efficient or obsolete, or cause the biodiesel we produce to be of a lesser quality. Advances and changes in the technology of biodiesel production are expected to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. These advances could also allow our competitors to produce biodiesel at a lower cost than we are able. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Biodiesel Industry
          If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2006, approximately 220 million gallons of biodiesel were produced in the United States. Our biodiesel plant alone could produce approximately 7% of the 2006 domestic supply. In addition, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants is about 864 million gallons per year. Further, current plant construction and expansion, if completed, are expected to result in another 1.7 billion gallons of annual biodiesel production capacity, for total annual production capacity of 2.56 billion gallons. Thus the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory, and judicial decision makers and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result.
          Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in less income and decreased revenues.
          Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. In February 2005, the price of crude glycerin produced in the United States was approximately $0.410 per pound and by July 2006 the price of crude glycerin had declined to $0.025 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities. According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. The biodiesel industry could produce as much as 200 million pounds of glycerin this year alone. This tremendous increase in supply has caused the price of glycerin to decrease substantially in the last year. According to Biodiesel Magazine, smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. The Jacobsen Publishing Company’s Biodiesel Bulletin reported that some biodiesel producers are paying from three to four cents per pound to dispose of crude glycerin. If the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
          The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In January 2007, the National Biodiesel Board estimated there were 105 active plants with an annual production capacity of 864 million gallons annually. Another 77 plants are currently under construction and an additional 8 plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.7 billion gallons per year.
          We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, completed construction of a 37.5 million gallon plant in Iowa Falls in May 2006. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., plans to construct an 85 million gallon plant in North Dakota to process canola oil into biodiesel. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, lower prices for biodiesel may result which would adversely affect our ability to generate profits and adversely affect our financial obligations.
Risks Related to Biodiesel Production
          Declines in the prices of biodiesel and its co-products will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its co-products, i.e., glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production of biodiesel continues to rapidly expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices will negatively impact our ability to generate revenues.

          Currently, we are operating at 75% of our nameplate capacity due to lower agricultural demand and a seasonal decline in the demand for biodiesel. The demand for biodiesel follows a seasonal trend and demand decreases in colder months. Based upon future orders for our biodiesel, we believe that we will begin operating at 100% capacity during the end of the first quarter of the 2007 fiscal year. However, any inability to increase our production capacity would have a negative impact on our revenues.
          In addition, increased biodiesel production has lead to increased supplies of co-products from the production of biodiesel, such as glycerin. These increased supplies have led to lower prices for glycerin. Glycerin prices in Europe have declined over the last several years due to increased biodiesel production and saturation of the glycerin market. Those increased supplies are expected to or currently outpace demand in the United States as well. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products will result in decreased revenues.
          Competition from other sources of fuel may decrease the demand for our biodiesel. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in decreased revenues.
          Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is highly dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and is present in the United States was recently confirmed. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such increase in cost would increase the cost of producing our biodiesel and decrease our revenue from operations.
          Concerns about fuel quality may impact our ability to successfully market our biodiesel. Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. An inability to successfully market our biodiesel will lead to decreased revenues and may adversely impact our ability to operate at all.
          Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is more flowable in cold weather. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for tallow-based biodiesel is approximately 61ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel and animal fat-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.
          The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs.
          Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel. Because it is a relatively new product, the research on biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.
          In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry, which may result in our inability to market our biodiesel.
          Competition from other diesel fuel lubricity additives for ultra low sulfur diesel may be a less expensive alternative to our biodiesel, which would cause us to lose market share and adversely affect our ability to generate revenues. The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel available for retail sale since October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. According to the March 2006 edition of Biodiesel Magazine, many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could adversely affect our ability to generate revenues.
Risks Related to Regulation and Governmental Action
          Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives, including those included in the Energy Policy Act of 2005. These credits are set to expire on December 31, 2008. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and revenues by making it more costly or difficult to produce and sell biodiesel. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel prices and negatively impact our financial performance.
          A change in environmental regulations or violations thereof could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impact to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. To the best of our knowledge, we have at all times been in complete compliance with these laws, regulations or permits and we have all permits required to operate our business. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
ITEM 2. DESCRIPTION OF PROPERTY.
          The biodiesel plant is located on approximately 38.3 acres of real property near Wall Lake, Iowa near both US Highway 20 and US Highway 30. On May 26, 2006, we began plant operations and are currently producing biodiesel and glycerin for sale.
          Our plant has an approximate production capacity of 30 million gallons of biodiesel per year. Construction of our plant was substantially complete in May 2006 and operations began on May 26, 2006. Our final contract price with applicable change orders with REG, Inc. for building our plant totaled $33,680,997. The amount payable to REG, Inc. as of December 31, 2006 is $848,426.

          The completed plant consists of the following:
•	Principal office building;

•	Maintenance building;

•	Processing building;

•	Pretreatment building; and

•	Storage tank farm.
          We still need to complete construction of the iron treatment facilities for incoming well water and waste water treatment. We also need to purchase a sediment filter for the plant. We expect to complete these items over the next few months without interruption or delay of plant operations. Our plant site also includes improvements such as rail tracks and a rail spur, landscaping, drainage systems and rock access roads.
          All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Farm Credit Services of America, FLCA. Money borrowed under an Iowa Department of Economic Development loan is also secured by substantially all of the Company’s assets, but is subordinate to the agreements with Farm Credit Services of America, FLCA. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
ITEM 3. LEGAL PROCEEDINGS.
          From time to time in the ordinary course of business, WIE may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
          There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a publicly reporting company, we will continue to make information about the Company publicly available on our website.
Unit Holders
          As of March 1, 2007, we had approximately 724 unit holders of record.

Distributions
          We did not declare or pay any cash distribution during fiscal years ended December 31, 2005 or December 31, 2006. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
          Subsequent to the period covered by this report, on February 19, 2007, our board of directors approved a cash distribution of $80.21 per membership unit for a total of $2,121,313.87 to our unit holders of record as of February 19, 2007. The distribution was paid on March 1, 2007.
Sale of Unregistered Securities
          In the fall of 2004, we sold 1,690 of our membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $845,000. We claimed exemption from federal registration with respect to our unit sales due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings).
          In February 2005, we conducted a registered offering in the State of Iowa, but were exempt from registration of the securities under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 14,000 units and a maximum of 23,158 units at an offering price of $950 per unit if purchased on or before April 15, 2005, $975 per unit from April 16, 2005 to August 31, 2005, and $1,000 after August 31, 2005. The offering commenced on February 28, 2005 in the State of Iowa and closed on March 17, 2005. We sold 22,081 units at a price of $950 per unit. From our unit sales we received total aggregate proceeds of approximately $20,976,950.
          We were able to rely on Section 3(a)(11) for the seed capital offering and the Iowa registered offering because we sold units only to residents of the State of Iowa and the recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. We gave each investor information about us and gave them opportunities to ask questions regarding the terms and conditions of the offering.
          In conjunction with the offering registered in the State of Iowa, we issued an option to purchase additional units to our members who purchased units in our initial seed capital offering. We offered those members the option to purchase the same number of units that they purchased in the initial seed capital offering at a price of $500 per unit. As a result of this offer, we sold 1,546 units at $500 per unit for total aggregate proceeds of approximately $773,000. The option to purchase additional units expired upon breaking escrow. We relied upon Section 3(a)(11) because the units were sold only to residents of the State of Iowa and the recipients of the securities in each transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale, in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions.
          In 2005, we entered into an oral agreement with REG, LLC in which we would issue REG, LLC 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG, LLC on the construction contract. We modified the oral agreement and on July 19, 2006 we issued 500 of the 1,000 membership units to REG, LLC in exchange for a $500,000 deduction from the June bill and final retainage payable to REG, LLC. REG, LLC subsequently assigned the construction contract to REG, Inc. on September 21, 2006. On December 18, 2006, the board of directors approved the issuance of 500 membership units to REG, Inc, and on January 25, 2007 (effective December 31, 2006), we issued the remaining 500 membership units to REG, Inc. in exchange for a $500,000 deduction from the final retainage under the agreement. We claimed exemption from federal registration with respect to our unit sales due to the application of Regulation D, Rule 506 of the Securities Act of 1933. Prior to issuing the securities, we had reasonable grounds to believe and believed that REG, LLC and REG, Inc. are accredited investors and capable of evaluating the merits and risks of the investment and that REG, LLC and REG, Inc. are able to bear the economic risk of the investment.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Cautionary Statements Regarding Forward Looking Statements
          Throughout this report, we make “forward-looking statements” that involve future events, our future performance, and our future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results may differ from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, management, capital improvement and development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Overcapacity within the biodiesel industry leading to a decline in biodiesel prices;

•	Changes in the availability and price of feedstock;

•	Increases or decreases in the supply and demand for biodiesel, including anticipated significant increases in supply from new biodiesel plants and expansions of existing biodiesel plants;

•	Changes in environmental regulations that apply to our plant operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas;

•	Increases or decreases in the supply and demand for glycerin leading to a decline in prices; and

•	Changes and advances in biodiesel production technology.
          We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
          Western Iowa Energy, LLC is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Wall Lake, Iowa. In May 2006, we completed the construction of our biodiesel plant and on May 26, 2006, we began plant operations. We currently produce biodiesel and glycerin for sale. Our plant has an approximate production capacity of 30 million gallons per year. We engaged REG, Inc. to manage and direct the general operations of our plant. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
          Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States. We rely upon REG, Inc. to procure our feedstock and market our biodiesel and glycerin. See “DESCRIPTION OF BUSINESS — Distribution of Principal Products” for information regarding our agreement with REG, Inc. for the procurement of feedstock, marketing of our biodiesel and glycerin and general overall management of our plant.

          We are subject to industry-wide factors that affect our operating income and cost of production. Our operating results are largely driven by the prices at which we sell biodiesel and glycerin and the costs related to production. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. Surplus biodiesel supplies also tend to put downward price pressure on biodiesel. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. The price of glycerin is primarily influenced by the supply of glycerin in the marketplace. We expect these price relationships to continue for the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry, possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.
          Our largest cost of production is the cost of feedstock, primarily soybean oil. The cost of feedstock accounts for 70-90% of the cost of producing biodiesel. Any fluctuation in the price of feedstock will change the return on investment our members receive. The cost of soybean oil is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control over. In addition, our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.
          Over the past 12 months, we have completed construction of our production facilities and our pretreatment facilities to support our plant operations.
Plan of Operations for the Next 12 Months
          We expect to spend the next 12 months (1) operating the plant; and (2) completing any unfinished non-operational construction projects at the plant.
          Plant Operations
          We commenced plant operations on May 26, 2006. Our plant has a nameplate capacity of 30 million gallons per year of biodiesel. In July 2006, we temporarily ceased operations as a result of an insufficient number of rail cars available to transport our biodiesel and a decrease in demand for our biodiesel. During the fourth fiscal quarter of 2006, due to decreased sales in biodiesel, our plant operated at 75% of its nameplate capacity. The decreased capacity was achieved by both shutting down the plant and by running the plant at a slower rate during its uptime. As a result of the reduced production schedule, there was an increase in inventories of both raw materials and of finished goods. Due to future orders of our biodiesel, we expect our sales to increase and we expect to increase our production capacity in late February or early March 2007. While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.
          On May 24, 2005, we entered into a design-build contract with “REG, LLC” for the design and construction of the plant for a total price of $33,154,800, subject to further adjustment for change orders. We approved a change order totaling $428,000 for the engineering and installation of a R.O. clean water system. We also orally agreed to issue REG, LLC 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG, LLC on the construction contract. On July 19, 2006, we modified the oral agreement and we issued 500 of the 1,000 membership units to REG, LLC in exchange for a $500,000 deduction from the June bill and final retainage payable to REG, LLC. On September 21, 2006, REG assigned our contracts to REG, Inc. On December 18, 2006, the board of directors approved the issuance of 500 membership units to REG, Inc.,and on January 25, 2007, effective as of December 31, 2006, we issued the remaining 500 membership units to REG, Inc. in exchange for a $500,000 deduction from the final retainage payable to REG, Inc..
          As of December 31, 2006, we paid REG a total of $32,832,571. The amount payable as of December 31, 2006 is $848,426.
          On May 9, 2005, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management, sales and marketing and feedstock procurement services to our plant. On September 21, 2006, West Central assigned the agreement to REG, Inc. in which REG, Inc. agreed to perform all duties and discharge all obligations as set forth in the agreement. See “DESCRIPTION OF BUSINESS —

Distribution of Principal Products” for a description of the services REG, Inc. provides pursuant to our agreement. The following is a description of the payment terms of the agreement:
•	General Manager and Operations Manager Pre-Production Fee.$14,000 per month for the General Manager’s services and $11,000 per month for the Operations Manager’s services during pre-production. We did not have an Operations Manger during pre-production and did not pay the monthly fee for an operations manager.

•	General Manager and Operations Manager. We pay $0.0133 per gallon of biodiesel produced per month from the plant during the month for which the fee is computed.

•	Feedstock Procurement Fee. We pay 1/10 of $0.01 per pound of feedstock procured payable monthly.

•	Chemical Procurement Fee. We pay 1/5 of $0.01 per gallon of biodiesel produced payable monthly.

•	Biodiesel Marketing Fees. We pay $0.01 for each gallon of biodiesel marketed.

•	Glycerin and Fatty Acids Marketing Fee. We pay 1/5 of $0.01 for each gallon of biodiesel marketed as a glycerin and fatty acids marketing fee.

•	Net Income Bonus. We pay a yearly income bonus equal to 6% of our net income as defined in the agreement.
          Pursuant to our Management and Operational Services Agreement, for the period ending December 31, 2006, we have incurred service fees of $458,714. The amount payable as of December 31, 2006 is $104,935.
          Thompson Environmental Consulting, Inc. has assisted us in obtaining our required permits. We have obtained all of the required air, water, construction and other permits necessary to construct and operate the plant. We are now subject to ongoing environmental regulations and testing. We are currently in compliance with all NDPES compliance testing for the plant.
          Completion of Construction
          Our pretreatment facility was substantially complete in September 2006 and we completed start-up of operations of the pretreatment facility during the fourth fiscal quarter of 2006. The successful start-up of our pretreatment facilities allows us to purchase and refine crude feedstock to be used in the production of biodiesel. In addition, the successful start-up of operations that process animal fats into biodiesel has broadened the spectrum of raw materials that we can purchase to produce biodiesel.
          As owner of the project, we are responsible for several non-operational construction projects. As of December 31, 2006, we still need to complete construction of the iron treatment facilities for incoming well water and waste water treatment. We also need to purchase a sediment filter for the plant. We expect to complete these items over the next few months without interruption or delay of plant operations.
          Operating Budget and Financing of Plant Operations
          We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 month. These costs include the cost of feedstock, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Feedstock and Utilities Costs	$59,689,500
General and administrative costs	$2,724,900
Other Production Costs	$7,926,550

Total operating costs	$70,340,900

          The estimates in the table set forth above are based upon our limited operational experience. These are only estimates and our actual costs could be much higher due to a variety of factors outside our control.
          Administration and Employees
          As of December 31, 2006, we have twenty-seven full-time employees and one part-time employee. Our general manager and operations manager are employed by REG, Inc. pursuant to our Management and Operations Agreement.
          Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
          We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry. The costs of feedstock account for 70-90% of the cost to produce biodiesel. Fluctuation in the price of feedstock may change our return on investment. As a result, increases in the cost of feedstock will adversely affect our ability to generate profits.
          Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in reduced profits.
          Now that our plant is operational, our revenues consist of sales of biodiesel and glycerin. Biodiesel sales constitute the majority of our revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative.
          We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expect to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
          Biodiesel production continues to grow as additional plants become operational. In 2006, approximately 220 million gallons of biodiesel were produced in the United States, a three fold increase from 2005 biodiesel production according to the National Biodiesel Board. However, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants is about 864 million gallons per year. The National Biodiesel Board currently estimates that there are 105 active biodiesel plants in the United States. Seventy-seven companies have plans to construct new biodiesel plants and eight companies have plans to expand their existing biodiesel plants. Biodiesel plants are operating or have been proposed in a total of 41 states. Currently, there are nine active biodiesel plants in Iowa and at least five other companies have proposed plants in Iowa. According to the National Biodiesel Board, production capacity in the next 18 months could increase by 1.7 billion gallons. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
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
          Commodity Price Risk Protection
          We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
          As of December 31, 2006, the fair value of our derivative instruments relating to soybean oil are reflected as an asset in the amount of $1,267,749. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
          We entered into several soybean oil purchase contracts during 2006 for anticipated production needs. The purchase contracts are for 44,581,440 pounds of soybean oil for delivery from December 2006 to June 2007 with fixed price contracts ranging from $0.2596 to $0.3215 cents per pound and basis contracts ranging from $0.0103 to $0.0259 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of soybean oil purchase contracts, as of December 31, 2006 is approximately $1,515,736 higher than the agreed upon cost.
Permitting and Regulatory Activities
          We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As of this report, we have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. See “DESCRIPTION OF BUSINESS — Costs and Effects of Compliance with Environmental Laws.”
Employees
          We currently have twenty-seven full-time employees and one part-time employee. Our general manager and operations manager are employed by REG, Inc. pursuant to our Management and Operational Services Agreement.
Liquidity and Capital Resources
          As of December 31, 2006, we had current assets of $14,321,948 and property, plant and equipment assets of $34,383,186. As of December 31, 2006, we had current liabilities of $6,166,566 and long term liabilities of $12,851,239. Total members equity as of December 31, 2006 was $29,813,568. As our fiscal year ended December 31, 2006, we were in compliance with the covenants contained in all of our applicable debt agreements.
          Distribution to Unit Holders
          As of December 31, 2006, the board of directors of the Company had not declared any dividends. Subsequent to the period covered by this annual report, on February 19, 2007, the board of directors declared a cash distribution of $80.21 per unit or $2,121,313.87 for unit holders of record as of February 19, 2007. The distribution was paid on March 1, 2007.
          Sources of Funds
          Our members contributed $845,000 of seed capital and $21,749,950 of equity in our intrastate offering. To complete project financing, we received $18,000,000 in debt financing from Farm Credit Services of America, FLCA. We also have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan. In addition, we received a no interest loan in the amount of $740,000 to be repaid in full 10 years from the date of the note. The following schedule sets forth our sources of capital:
     Short-Term and Long-Term Debt Sources
          In June 2005, we entered into an agreement for $18,000,000 in debt financing with Farm Credit Services of America, FLCA. CoBank, ACB is the acting agent of Farm Credit Services of America, FLCA under the terms of the credit agreement. The financing with Farm Credit Services of America, FLCA provides for a $10,000,000 term loan, a $7,260,000 reducing revolving credit line and a $740,000 letter of credit in favor of Glidden Rural Electric Cooperative. The interest rates on the term loan and revolving line of credit are based on our selection of three interest rate options set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of December 31, 2006, we had borrowed funds of $9,550,000 on our term loan and $5,550,528 on our revolving credit agreement.
          In addition, on August 15, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) for a $740,000 no interest loan to be used for operating expenses for the plant. Pursuant to the terms of the agreement, the loan is to be repaid in monthly installments of $6,851.86 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. Funds were first advanced on September 19, 2006. Western Iowa Energy has the right to prepay the loan in whole or in part without penalty. The loan is secured by a declining balance Standby Irrevocable Letter of Credit.
          On August 3, 2006, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit in order to extend operating capital as market outlets developed for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $2,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. The initial term of the agreement is July 17, 2006 to July 1, 2007, or such later date as CoBank may, in its sole discretion, authorize in writing. The agreement may be renewed for an additional one year term if, on or before the last day of the initial term CoBank provides to us with written notice of renewal. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. If agreeable to CoBank, in addition to the loans, we may utilize the Commitment to open irrevocable letters of credit for our account. We agreed to pay CoBank a commitment fee on the average daily unused portion of the Commitment at the rate of 2/5 of 1% per annum, payable monthly in arrears and a loan origination fee of $5,000. As of December 31, 2006, we had no outstanding balance on the revolving line of credit.
     Issuance of Additional Units
          In 2005, we entered into an oral agreement with REG, LLC in which we would issue REG 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG, LLC on the construction contract. In July 2006, we modified the oral agreement and on July 19, 2006, we issued 500 of the 1,000 membership units to REG, LLC in exchange for a $500,000 deduction from the June bill and final retainage payable to REG, LLC. On September 21, 2006, REG, LLC assigned the agreement to REG, Inc. On December 18, 2006, the board of directors approved the issuance of 500 membership units to REG, Inc, and on January 25, 2007 (effective December 31, 2006), we issued the remaining 500 membership units to REG, Inc. in exchange for a $500,000 deduction from the final retainage payable to REG, Inc.
     Grants and Government Programs
          The Iowa Department of Economic Development approved our application for the Iowa New Jobs and Income Program. Our award includes the following benefits:
•	Authority to receive a property tax abatement from the City of Wall Lake at 85% of the tax on the property without the abatement for 10 years followed by an abatement at 75% of the tax on the property with the abatement for 5 years.

•	An investment tax credit equal to $2,990,400 (this Iowa tax credit may be passed through to unit holders and carried forward for up to 7 years by them until depleted);

•	Funding for training new employees through a supplemental new jobs withholding credit equal to one and one-half percent (1.5%) of the gross wages of the new jobs created by the project; and

•	A refund of one hundred percent (100%) of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the project (excluding local option sales taxes on intangible property, furniture and furnishings).
          We will only be eligible to receive benefits if we continue to meet certain requirements. If, at any time, we fail to meet the requirements of participation in the program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance the total value of the incentives received.
          We have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must produce 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually by November 30,

2008. The loan is secured by a security agreement including essentially all of our assets. As of December 31, 2006, all funds have been received under this agreement.
Results of Operations
          Financial Summary and Analysis of the Fiscal Year Ended December 31, 2006
          The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended December 31, 2006:

	Fiscal Year Ended
	December 31, 2006
Income Statement Data	Amount	Percent
Revenues	$31,991,876	100.0%
Cost of Sales	$23,715,252	74.12%
Gross Profit	$8,276,624	25.88%
Operating Expenses	$1,606,516	5.02%
Other Income (Expense)	$(337,583)	(1.05)%
Net Income	$6,332,525	19.80%

          We had net income of $6,332,525 for the fiscal year ended December 31, 2006. Since we only recently became operational in May 2006, we do not yet have comparable income, production and sales data for fiscal year ended December 31, 2005. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal year ended December 31, 2005 and our fiscal year ended December 31, 2006, it is important that you keep this in mind.
     Revenues.
          Revenues from operations for fiscal year ended December 31, 2006 totaled approximately $31,992,000. Our revenues from operations come from two primary sources: sales of biodiesel and sales of crude glycerin. Net sales of biodiesel totaled approximately $31,799,00 or 99.40% of our revenues and sales of crude glycerin totaled approximately $193,000 or 0.60% of our revenues for fiscal year ended December 31, 2006. Revenues in fiscal year 2006 resulted from the start-up of operations in May 2006.
          Biodiesel prices experienced a decline in the fall of 2006. Due to slow sales of biodiesel, we slowed down production to 75% of our nameplate capacity. Due to the reduced production schedule, we had an increase in inventories of both raw materials and finished goods. This will result in revenues that are less than previously anticipated. Product movement in the first quarter of the 2007 fiscal year will remain slow due to lower agricultural demand of biodiesel and cold weather issues. Future orders of biodiesel indicate that our sales should increase in late February and early March.
     Cost of Sales.
          Our cost of sales from the production of biodiesel and glycerin are primarily made up of soybean oil, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Cost of sales for our products for the fiscal year ended December 31, 2006, was $23,715.252 or 74.12% of our revenues. We expect this percentage to increase if soybean oil prices continue to increase.

          We expect that cost of sales on a per gallon sold basis may increase during the 2007 fiscal year. On January 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2006 soybean production totals in 2006 at 3.19 billion bushels, the largest U.S. soybean crop on record. This is down less than 1% from the November 2006 forecast, but 4% above the 2005 production. Increased demand for soybean oil from increased biodiesel production or other changes in demand could keep soybean oil prices higher than currently anticipated. Currently, Iowa has a dedicated production capacity of 864.4 million gallons per year of biodiesel. Plants planned or under construction could add 1.7 billion gallons per year of capacity for a total annual production capacity of 2.6 billion gallons. As the demand for soybean oil continues to increase, upward pressure is placed on soybean oil and the price we pay for soybean oil increases. When operating at 100% of our nameplate capacity, for every $0.01 increase or decrease in the price we pay for soybean oil, there is a corresponding $2,100,000 decrease in our profits. Any increase in the price of soybean oil would have a negative impact on our cost of goods sold.
          In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
     Operating Expenses.
          Operating expenses for fiscal year ended December 31, 2006 totaled $1,606,516 or 5.02% of our revenues. Our operating expenses are primarily due to expenses of $252,929 from consulting and professional fees and $1,353,587 in office and administrative expenses.
     Other Income (Expenses).
          Our other income and expenses for the fiscal year ended December 31, 2006 was an expense of $337,583. This expense resulted primarily from interest expense of $406,062.
Critical Accounting Estimates
          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The fair value of our cash and equivalents and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, there is no readily determinable similar instrument on which to base on estimate of fair value.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.
WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
FINANCIAL STATEMENTS
December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Western Iowa Energy, LLC
Wall Lake, Minnesota
We have audited the accompanying balance sheets of Western Iowa Energy, LLC as of December 31, 2006 and 2005, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Iowa Energy, LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Minneapolis, Minnesota
March 6, 2007

WESTERN IOWA ENERGY, LLC
BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,322	$4,935,695
Margin deposits	267,260	—
Trade accounts receivable — related party	4,331,349	—
Incentive receivable	597,878	—
Inventory	7,796,183	—
Derivative instruments	1,267,749	—
Prepaid expenses and other assets	33,207	—

Total current assets	14,321,948	4,935,695

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,299,384	78,354
Office building and equipment	641,799	17,486
Plant and process equipment	33,537,541	—
Vehicle	—	42,000
Construction in progress	—	21,329,249

Total, at cost	35,478,724	21,467,089
Less accumulated depreciation	1,095,538	10,334

Total property, plant and equipment	34,383,186	21,456,755

OTHER ASSETS
Land options	596	596
Other investments	2,000	2,000
Loan origination fees, net of accumulated amortization of $14,253 and $-0- at December 31, 2006 and 2005	123,643	135,589

Total other assets	126,239	138,185

TOTAL ASSETS	$48,831,373	$26,530,635

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$1,237,721	$262
Related Party	104,935	—
Construction	—	68,431
Construction — related party	848,426	3,960,085
Current portion of long-term debt	3,386,789	9,343
Accrued interest	115,964	—
Accrued wages and benefits	46,561	—
Accrued payroll taxes	33,519	1,039
Accrued expenses — related party	392,651	—

Total current liabilities	6,166,566	4,039,160

LONG-TERM LIABILITIES
Long-term debt, less current portion above	12,851,239	10,432

Total liabilities	19,017,805	4,049,592

MEMBERS’ EQUITY
Contributed capital	23,516,376	22,516,376
Retained earnings (accumulated deficit)	6,297,192	(35,333)

Total members’ equity	29,813,568	22,481,043

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$48,831,373	$26,530,635

These financial statements should be read only in connection with the accompany summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005

REVENUES
Related parties	$26,178,438	$—
Incentive funds	5,813,438	—

	31,991,876	—

COST OF SALES	23,715,252	—

Gross profit	8,276,624	—

OPERATING EXPENSES
Organization costs	—	44,267
Consulting and professional fees	252,929	139,124
Office and administrative expenses	1,353,587	98,858

Total operating expenses	1,606,516	282,249

OTHER INCOME (EXPENSE)
Interest and dividend income	50,379	320,074
Interest expense	(406,062)	(647)
Gain on sale of asset	2,800	—
Other income	15,300	5,000

Total other income (expense)	(337,583)	324,427

NET INCOME	$6,332,525	$42,178

BASIC AND DILUTED EARNINGS PER UNIT	$246.65	$2.74

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	25,674	15,405

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Years Ended December 31, 2006 and 2005

			Retained Earnings
		Contributed	(Accumulated
	Units	Capital	Deficit)	Total
BALANCE, DECEMBER 31, 2004	1,690	$840,638	$(77,511)	$763,127
Additional units issued (seed capital), 1,546 units at $500 per unit	1,546	773,000	—	773,000
Capital contributions from public offering, 22,081 units at $950 per unit	22,081	20,976,950	—	20,976,950
Units issued in exchange for land, 81 units at $950 per unit	81	76,950	—	76,950
Units issued in exchange for services, 49 units at $950 per unit	49	46,550	—	46,550
Cost of raising capital	—	(197,712)	—	(197,712)
Net income for the year ended December 31, 2005	—	—	42,178	42,178

BALANCE, DECEMBER 31, 2005	25,447	22,516,376	(35,333)	22,481,043
Units issued in exchange for reduction in construction payable, 1,000 units at $1,000 per unit (See Note 5)	1,000	1,000,000	—	1,000,000
Net income for the year ended December 31, 2006	—	—	6,332,525	6,332,525

BALANCE, DECEMBER 31, 2006	26,447	$23,516,376	$6,297,192	$29,813,568

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,332,525	$42,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,105,452	10,334
Gain on sale of asset	(2,800)	—
Member units issued for services included in startup expenses	—	38,000
Effects of changes in operating assets and liabilities
Margin deposits	(267,260)	—
Trade accounts receivable — related party	(4,331,349)	—
Incentive receivable	(597,878)	—
Inventory	(7,796,183)	—
Derivative instruments	(1,267,749)	—
Prepaid expenses and other assets	(33,207)	25,235
Accounts payable	1,342,394	(23,236)
Accrued interest	115,964	—
Accrued wages	46,561	—
Accrued payroll taxes	32,480	1,039
Accrued expenses — related party	392,651	—

Net cash provided by (used in) operating activities	(4,928,399)	93,550

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(16,228,520)	(17,260,219)
Proceeds from sale of asset	33,600	—
Purchase of land options	—	(1,000)
Purchase of capital stock of lenders	—	(2,000)

Net cash used in investing activities	(16,194,920)	(17,263,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	(2,307)	(135,589)
Cost of raising capital	—	(189,162)
Proceeds from long-term debt	18,640,528	28,105
Payments on long-term debt	(2,422,275)	(8,330)
Capital contributions	—	21,749,950

Net cash provided by financing activities	16,215,946	21,444,974

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,907,373)	4,275,305

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,935,695	660,390

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,322	$4,935,695

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
December 31, 2006 and 2005
Western Iowa Energy, LLC located in Wall Lake, Iowa was organized on September 21, 2004 to own and operate a 30 million gallon biodiesel plant for the production of fuel grade biodiesel. The Company’s fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below. The Company began its principal operations in May 2006. Prior to that date, the Company was considered to be in development stage.
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
REVENUE RECOGNITION
Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
ACCOUNTS RECEIVABLE
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2006.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at December 31, 2006.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchase or normal sales are documented as such, and exempted from the accounting and reporting requirements of SFAS No. 133.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
December 31, 2006 and 2005
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at December 31, 2006 are recognized in the balance sheet at their fair value.
At December 31, 2006 and 2005, the Company recorded a net asset for these derivative instruments of $1,267,749 and $-0-, respectively. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company has recorded a decrease to cost of sales of $1,251,009 and $-0-, related to derivative contracts for the years ended December 31, 2006 and 2005, respectively.
INVENTORIES
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.
PROPERTY, PLANT, AND EQUIPMENT
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company initiated operations on May 24, 2006 and began depreciating the portion of the plant in service at the time.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years

Land improvements	20—40
Office building	5—40
Office equipment	5—20
Plant and process equipment	10—40
The Company follows the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the years ended December 31, 2006 and 2005, the Company capitalized interest of $552,233 and $-0-, respectively, which is included in property, plant and equipment on the accompanying balance sheet.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
December 31, 2006 and 2005
PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)
The Company received liquidated damages from the general contractor used to construct the plant as a result of construction delays which postponed operations past the agreed upon completion date. As of December 31, 2006 the Company received liquidating damages of $364,500 which was given as a reduction in amounts previously paid to the contractor. The liquidating damages are treated as a reduction of the respective plant and processing equipment costs.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
LOAN ORIGINATION FEES
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the year ended December 31, 2006 was $14,253, of which $5,205 is capitalized as part of construction period interest and $9,048 is included in office and administrative expense. Amortization for the year ended December 31, 2005 was $-0-. The amount capitalized is included in property, plant and equipment on the accompanying balance sheet.
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
EARNINGS PER UNIT
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of December 31, 2006 and 2005, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
December 31, 2006 and 2005
COST OF SALES
The primary components of cost of sales from the production of biodiesel products are, raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
SHIPPING AND HANDLING COSTS
Shipping and handling costs are expensed as incurred and are included in the cost of sales.
ENVIROMENTAL LIABILITIES
The Company’s operations are subject to federal, state and local environmental laws and regulations. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage; and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 1 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at December 31, 2006 and 2005 was $1,424,779 and $-0-, respectively.
For the year ended December 31, 2006, the Company recorded $178,200 in incentive funds as a component of revenues for funds received from the Commodity Credit Corporation Bio-Energy Program, a program administrated by the United States Department of Agriculture. The Company was not eligible for Bio-Energy Program payments prior to commencement of production in May 2006. The Bio-Energy Program expired in 2006.
NOTE 2 — INVENTORY
Inventory consists of the following at December 31:

	2006	2005

Raw material	$1,284,002	$—
Work in progress	2,752,701	—
Finished goods	3,759,480	—

Total	$7,796,183	$—

NOTE 3 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005 the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of December 31, 2006 the Company has a remaining option to purchase approximately 34 acres.
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows at December 31:

	2006	2005
Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below.	$9,550,000	$—
Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	5,550,528	—
Note payable to the Iowa Department of Economic Development — see details below.	397,500	—
Note payable to Glidden Rural Electric Cooperative — see details below.	740,000	—

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 4 — LONG-TERM DEBT AND FINANCING (CONTINUED)

	2006	2005

Note payable to Ford Credit — see details below.	—	19,775

Total	16,238,028	19,775
Less current portion	3,386,789	9,343

Long-term portion	$12,851,239	$10,432

Future maturities of long-term debt are as follows at December 31, 2006:

2007	$3,386,789
2008	1,914,237
2009	1,928,989
2010	1,930,471
2011	963,906
Thereafter	6,113,636

Total	$16,238,028

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of December 31, 2006. The commitments consist of a $10,000,000 term note and a $7,260,000 reducing revolving credit note and a $740,000 letter of credit. The Company has received advances of $9,550,000 and $-0- as of December 31, 2006 and 2005, respectively under the term note. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. The Company has received advances of $5,550,528 and $-0- as of December 31, 2006 and 2005, respectively under the reducing revolving credit note. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. At December 31, 2006 the Company has included $1,518,178 in the current portion of long-term debt for the estimated free cash flow payment which is payable within ninety days after the close of the 2006 fiscal year. The calculation of the free cash flow payment includes a deduction for allowed distributions to the members at 40% of net income. The agreements provide for several different interest rate options including variable and fixed options (9.0% variable on the term note and revolving credit note, as of December 31, 2006). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $740,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2007. The notes are secured by essentially all of the Company’s assets. At December 31, 2006, the Company had available $1,709,472 to borrow under the reducing revolving credit note. Under the terms of the agreements with Farm Credit Services of America and CoBank, the Company is to adhere to minimum working capital requirements. At December 31, 2006, the Company believes it is in compliance with said covenants.
In July 2006, the Company entered into a $2,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2007 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options. There was no balance outstanding on this revolving line of credit at December 31, 2006. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories, the amount to borrow at December 31, 2006 was $2,000,000.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 4 — LONG-TERM DEBT AND FINANCING (CONTINUED)
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $397,500 and $-0- at December 31, 2006 and 2005, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The loan is secured by a security agreement including essentially all of the Company’s assets.
In July 2006, the Company entered into a rural development loan agreement under the Rural Electrification Act of 1936 with Glidden Rural Electric Cooperative. The loan amount is $740,000 and requires monthly installments of $6,851, including no interest commencing July 31, 2007. The loan is to be paid in full on or before the tenth anniversary date of the first advance of funds. The Company has issued an irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative as security for the note.
The Company had a note payable to Ford Credit Corporation which required monthly installments of $816, including interest at 2.9%, with final payment due January 2008. The note was secured by a vehicle. The note was paid in 2006.
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
During 2005 the Company entered into a verbal agreement to issue an additional 1,000 units. The verbal agreement is with the Company’s general contractor used to construct the plant who is also an entity related to West Central Coop and Renewable Energy Group, Inc. who provide management and operational services for the Company (See Note 8). The agreement provides for the issuance of 1,000 membership units to the contractor upon completion of construction. The $1,000,000 consideration for the units will be deducted from the amount payable to the contractor. On July 19, 2006 the Company modified this agreement and issued 500 units as the project was substantially complete, the Company also agreed to issue the remaining 500 units upon final completion of the contract. The payable was decreased by $500,000 and contributed capital was increased by $500,000 in July with the issuance of the 500 units. The remaining 500 units were issued in December 2006. Again the payable to REG was decreased by $500,000 and contributed capital was increased by $500,000.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 5 — MEMBERS’ EQUITY (CONTINUED)
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
NOTE 6 — INCOME TAXES
As of December 31, 2006 and 2005, the tax basis of assets exceeded the book basis of assets by approximately $5,281,000 and $237,000, respectively.
NOTE 7 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.
NOTE 8 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the years ended December 31:

	2006	2005
Cash paid for interest, net of capitalized interest of $552,233 and $-0- for the years ended December 31, 2006 and 2005, respectively	$289,534	$647

The Company had the following noncash investing and financing transactions for the years ended December 31:

	2006	2005
Units issued for land purchase	$—	$76,950

Units issued for services included in costs of capital	$—	$8,550

Units issued in exchange for reduction in construction payable	$1,000,000	$—

Construction in progress in accounts payable	$848,426	$4,028,516

NOTE 9 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) used to construct the plant is an entity related to West Central Coop who was originally contracted to provide the management and operational services for the Company (see Note 9). Renewable Energy Group, LLC was also issued member units in July 2006 and December 2006 (see Note 5) in exchange for a reduction in the construction payable. In July 2006 West Central Coop and Renewable Energy Group, LLC joined forces and created Renewable Energy Group, Inc. (REG, Inc.). On September 21, 2006 the Company consented to the assignment of the contract to construct the facility and the management and operational services agreement to REG, Inc. Total contract costs related to the contract with the general contractor were $33,680,997. For the years ended December 31, 2006 and 2005, the Company incurred construction costs with the contractor of $13,806,004 and $19,874,993, respectively. Construction payables to the contractor at December 31, 2006 and 2005 were $848,426 and $3,960,085, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 9 — RELATED PARTY TRANSACTIONS (CONTINUED)
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the years ended December 31, 2006 and 2005, the Company incurred service fees of $458,714 and $-0-, respectively. The amount payable to West Central Coop and REG, Inc. as of December 31, 2006 and 2005 is $104,935 and $-0-, respectively.
The Company has recorded expense of $392,651 and $-0- for the net income bonus payable to REG, Inc. (See Note 9) for the years ended December 31, 2006 and 2005, respectively. The amount is included in accrued expenses in the accompanying balance sheet.
The Company incurred consulting and project coordination fees with an individual who later became a member of the Company. Fees for the services provided were $5,500 a month plus expenses and a $40,000 bonus which was paid upon completion of the equity drive. During 2005 this individual was also issued 40 units for services provided (see Note 5). The Company paid this member services and fees totaling $-0- and $89,167 for the years ended December 31, 2006 and 2005, respectively.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company leased office space under an operating lease which expired in December 2005 and continued on a month-to-month basis. Rent expense for the years ended December 31, 2006 and 2005 was $300 and $2,700, respectively.
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
The agreement with West Central and REG, Inc. requires the following fees for management and operational services:
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 10 — COMMITMENTS AND CONTINGENCIES (CONTINUED)
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
NOTE 11 — LEASE COMMITMENTS
During July 2006 the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at December 31, 2006:

2007	$35,627
2008	35,627
2009	35,627
2010	35,627
2011	17,813

Total	$160,321

Lease expense for the years ended December 31, 2006 and 2005 was $17,813 and $-0-, respectively.
NOTE 12 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the years ended December 31, 2006 and 2005, was $17,520 and $-0-, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of December 31, 2006 was 44,581,440 pounds of soybean oil for delivery from December 2006 to June 2007 with fixed price contracts ranging from $.2596 to $.3215 cents per pound and basis contracts ranging from $.0103 to $.0259 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of December 31, 2006, is approximately $1,515,736 higher than the agreed upon cost. The Company’s investments in capital stock of lenders are carried at cost, which approximate fair market value. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.
NOTE 14 — SUBSEQUENT EVENT
On February 19, 2007 the Board of Directors approved a distribution to members of $80.21 per unit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Eide Bailly, LLP is our independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 8A. CONTROLS AND PROCEDURES.
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
          The Principal Executive Officer and Principal Financial Officer have agreed that the Company has certain material weaknesses in its controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. During 2006, we recorded certain shipments of biodiesel as a sale to REG, Inc., with the biodiesel being shipped to an outside storage facility. Upon shipment, title transferred to REG, Inc., but significant risks and rewards related to the final pricing and costs associated with storage and transportation remained with WIE. Accordingly, the transaction did not qualify as a sale based upon revenue recognition criteria within generally accepted accounting principles. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer and Principal Financial Officer recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
          During the Company’s fiscal year ended December 31, 2006, there were significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is working with its auditor to correct these deficiencies.
ITEM 8B. OTHER INFORMATION.
          None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          The information required by this Item is incorporated by reference to the definitive proxy statement for our 2007 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year. This proxy statement is referred to in this report as the 2007 Proxy Statement.
ITEM 10. EXECUTIVE COMPENSATION.
          The information required by this Item is incorporated by reference to the 2007 Proxy Statement.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
          The information required by this Item is incorporated by reference to the 2007 Proxy Statement.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
          The information required by this Item is incorporated by reference to the 2007 Proxy Statement.
ITEM 13. EXHIBITS.
          The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

3.1	Articles of Organization of Western Iowa Energy, LLC.	1

3.2	Amended and Restated Operating Agreement of Western Iowa Energy, LLC	1

10.1	Water Supply and Storage Agreement between the Incorporated City of Wall Lake, Iowa and Western Iowa Energy, LLC.	1

10.2	Master Loan Agreement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.3	Construction and Term Loan Supplement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.4	Construction and Revolving Term Loan Supplement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.5	Administrative Agency Agreement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.6	Design/Build Agreement between Renewable Energy Group and Western Iowa Energy.	1

10.7	Management and Operational Services Agreement between West Central Cooperative and Western Iowa Energy, LLC.	1

10.8	Letter from CoBank regarding term extension for the Construction and Term Loan Supplement (exhibit 10.3) between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.9	Iowa Department of Economic Development VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note.	1

10.10	Statused Revolving Credit Supplement Agreement between Farm Credit Services, FLCA and Western Iowa Energy, LLC dated August 3, 2006.	2

10.11	Industry Track Agreement between Chicago Central and Pacific Railroad Company and Western Iowa Energy, LLC dated June 5, 2006.	2

10.12	Assignment and Pledge Agreement	2

10.13	Letter Agreement between Renewable Energy Group, LLC and Western Iowa Energy, LC regarding the issuance of 1,000 membership units to Renewable Energy Group, LLC	2

10.14	Rural Development Loan Agreement between Glidden Rural Electric Cooperative and Western Iowa Energy, LLC.	3

10.15	Amendment to Management and Operations Agreement between Renewable Energy Group, Inc. and Western Iowa Energy, LLC.	*

14.1	Code of Ethics	*

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

Exhibit No.	Description	Method of Filing

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference as filed on our Registration Statement on Form 10-SB, No. 000-51965, originally filed on May 2, 2006.

(2)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 18, 2006.

(3)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on November 14, 2006.

(*)	Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: 3/6/07	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: 3/6/07	/s/ Denny Mauser
Denny Mauser
Treasurer and Director (Principal Financial and Accounting Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 3/6/07	/s/ William J. Horan
William J. Horan, Chairman, President,
Director (Principal Executive Officer)

Date: 3/6/07	/s/ Denny Mauser
Denny Mauser, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: 3/6/07	/s/ Kevin J. Ross
Kevin J. Ross, Secretary and Director

Date: 3/7/07	/s/ John Geake
John Geake, Vice-Chairman and Director

Date: 3/7/07	/s Warren L. Bush
Warren L. Bush, Director

Date: 3/6/07	/s/ Wayne Seaman
Wayne Seaman, Director

Date: 3/6/07	/s/ Nile Ramsbottom
Nile Ramsbottom, Director