Form 10KSB/A
period 2006-12-31
Western Iowa Energy, L.L.C.
filed 2007-03-16
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
Transitional Small Business Disclosure Format (Check one): ☐  Yes  ☑  No

PART II	4

ITEM 7. FINANCIAL STATEMENTS	4

PART III	19

ITEM 13. EXHIBITS	19

SIGNATURES	20
Certification
Certification
Certification
Certification

2

EXPLANATORY NOTE
Western Iowa Energy, LLC (“we,” “us,” or the “Company”) has restated Note 6 to the financial statements as of and for the years ended December 31, 2006 and 2005 that were filed with the Company’s Annual Report of Form 10-KSB that was originally filed with the Securities and Exchange Commission on March 9, 2007 (the “Original Report”) in order to correct an error in disclosure. The Report of Independent Registered Accounting Firm has also been amended to reflect the restated Note 6. The financial statements filed with the Original Report should no longer be relied upon.
This Form 10-KSB/A amends only the cover page and Part II, Item 7 of the Original Report (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the Original Report. In addition, the exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A as Exhibits 31 and 32.
Except as described above, no other changes have been made to the Original Report. This Form 10-KSB/A does not amend or update any other information set forth in the Original Report, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Report. This Form 10-KSB/A is effective for all purposes as of the date of the filing of the Original Report.

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
Western Iowa Energy, LLC has restated Note 6 to the financial statements to correct an error in disclosure.
Minneapolis, Minnesota
March 6, 2007, except for Note 6, for which the date is March 14, 2007

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
ENVIRONMENTAL LIABILITIES
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
NOTE 6 — INCOME TAXES (RESTATED)
As of December 31, 2006, the book basis of assets exceeded the tax basis of assets by approximately $5,281,000. As of December 31, 2005, the tax basis of assets exceeded the book basis of assets by approximately $237,000.
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

NOTE 9 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) used to construct the plant is an entity related to West Central Coop who was originally contracted to provide the management and operational services for the Company (see Note 10). Renewable Energy Group, LLC was also issued member units in July 2006 and December 2006 (see Note 5) in exchange for a reduction in the construction payable. In July 2006 West Central Coop and Renewable Energy Group, LLC joined forces and created Renewable Energy Group, Inc. (REG, Inc.). On September 21, 2006 the Company consented to the assignment of the contract to construct the facility and the management and operational services agreement to REG, Inc. Total contract costs related to the contract with the general contractor were $33,680,997. For the years ended December 31, 2006 and 2005, the Company incurred construction costs with the contractor of $13,806,004 and $19,874,993, respectively. Construction payables to the contractor at December 31, 2006 and 2005 were $848,426 and $3,960,085, respectively.

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
The Company has recorded expense of $392,651 and $-0- for the net income bonus payable to REG, Inc. (See Note 10) for the years ended December 31, 2006 and 2005, respectively. The amount is included in accrued expenses in the accompanying balance sheet.
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

WESTERN IOWA ENERGY, LLC
Date: 3/15/07	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: 3/14/07	/s/ Denny Mauser
Denny Mauser
Treasurer and Director (Principal Financial and Accounting Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 3/15/07	/s/ William J. Horan
William J. Horan, Chairman, President,
Director (Principal Executive Officer)

Date: 3/14/07	/s/ Denny Mauser
Denny Mauser, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: 3/14/07	/s/ John Geake
John Geake, Vice-Chairman and Director

Date: 3/15/07	/s Warren L. Bush
Warren L. Bush, Director

Date: 3/15/07	/s/ Nile Ramsbottom
Nile Ramsbottom, Director