Form 10QSB
period 2007-03-31
Western Iowa Energy, L.L.C.
filed 2007-05-15
CIK 1361312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2007.
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                     .
COMMISSION FILE NUMBER 00051277
WESTERN IOWA ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	41-2143913
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1220 S. Center Street, P.O. Box 399
Wall Lake, Iowa 51466
(Address of principal executive offices)
(712) 664-2173
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of May 11, 2007, there were 26,447 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WESTERN IOWA ENERGY, LLC
BALANCE SHEET
March 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,296,235
Margin deposits	216,064
Trade accounts receivable — related party	4,393,186
Other receivables	448,046
Incentive receivable	1,372,060
Inventory	9,009,110
Derivative instruments	839,771
Prepaid expenses and other assets	87,329

Total current assets	17,661,801

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,284,081
Office building and equipment	638,589
Plant and process equipment	33,129,151

Total, at cost	35,051,821
Less accumulated depreciation	1,635,537

Total property, plant and equipment	33,416,284

OTHER ASSETS
Land options	596
Other investments	2,000
Loan origination fees, net of accumulated amortization of $18,777	119,119

Total other assets	121,715

TOTAL ASSETS	$51,199,800

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$3,312,892
Related party	248,093
Revolving line of credit	2,000,000
Current portion of long-term debt	3,691,667
Accrued interest	138,335
Accrued wages and benefits	61,745
Accrued payroll taxes	6,389
Accrued expenses — related party	392,651

Total current liabilities	9,851,772

LONG-TERM LIABILITIES
Long-term debt, less current portion above	13,798,333

Total liabilities	23,650,105

MEMBERS’ EQUITY
Contributed capital	23,516,376
Retained earnings	4,033,319

Total members’ equity	27,549,695

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$51,199,800

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN ENERGY, LLC
STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUES
Related parties	$13,617,712	$—
Incentive funds	637,268	—

	14,254,980	—

COST OF SALES	13,688,681	—

Gross profit	566,299	—

OPERATING EXPENSES
Consulting and professional fees	82,208	102,723
Office and administrative expenses	355,787	52,319

Total operating expenses	437,995	155,042

OTHER INCOME (EXPENSE)
Interest income	9,149	35,646
Interest expense	(354,068)	(137)
Patronage dividends	74,056	—
Other income	—	10,300

Total other income (expense)	(270,863)	45,809

NET LOSS	$(142,559)	$(109,233)

BASIC AND DILUTED LOSS PER UNIT	$(5.39)	$(4.29)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	25,447

DISTRIBUTIONS PER UNIT DECLARED AND PAID	$80.21	$—
These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,559)	$(109,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	544,523	4,152
Effects of changes in operating assets and liabilities
Margin deposits	51,196	—
Trade accounts receivable — related party	(61,837)	—
Other receivables	(4,511)	—
Incentive receivables	(774,182)	—
Inventory	(1,212,927)	—
Derivative instruments	427,978	—
Prepaid expenses and other assets	(54,122)	—
Accounts payable	2,218,329	40,446
Other liabilities	—	5,000
Accrued interest	22,371	34,488
Accrued wages and benefits	15,184	—
Accrued payroll taxes	(27,130)	10,129

Net cash provided by (used in) operating activities	1,002,313	(15,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(865,058)	(11,422,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	2,000,000	—
Proceeds from long-term debt	3,209,472	7,554,499
Payments on long-term debt	(1,957,500)	(2,310)
Distributions to members	(2,121,314)	—

Net cash provided by financing activities	1,130,658	7,552,189

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,267,913	(3,885,093)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,322	4,935,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,296,235	$1,050,602

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2007
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
In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2006.
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
ACCOUNTS RECEIVABLE
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at March 31, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at March 31, 2007.
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
March 31, 2007
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at March 31, 2007 are recognized in the balance sheet at their fair value.
At March 31, 2007 and 2006, the Company recorded a net asset for these derivative instruments of $839,771 and $-0-, respectively. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company has recorded a decrease to cost of sales of $120,826 and $-0-, related to derivative contracts for the three months ended March 31, 2007 and 2006, respectively.
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
The Company followed the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the three months ended March 31, 2007 and 2006, the Company capitalized interest of $-0- and $39,991, respectively, which is included in property, plant and equipment on the accompanying balance sheet.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2007
PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
LOAN ORIGINATION FEES
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months ended March 31, 2007 was $4,524. Amortization for the three months ended March 31, 2006 was $1,712 and is capitalized as part of construction period interest. The amount capitalized is included in property, plant and equipment on the accompanying balance sheet.
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
EARNINGS PER UNIT
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of March 31, 2007 and 2006, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2007
COST OF SALES
The primary components of cost of sales from the production of biodiesel products are, raw materials (soybean oil, animal fats, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
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
March 31, 2007
NOTE 1 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at March 31, 2007 and 2006 was $1,372,060 and $-0-, respectively.
NOTE 2 — INVENTORY

Inventory consists of the following at March 31, 2007:
Raw material	$1,166,384
Work in progress	852,129
Finished goods	6,990,597

Total	$9,009,110

NOTE 3 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005 the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of March 31, 2007 the Company has a remaining option to purchase approximately 34 acres.
NOTE 4 — DEBT AND FINANCING
Revolving line of credit
In July 2006, the Company entered into a $2,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2007 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (9.0% as of March 31, 2007). There was $2,000,000 drawn on this revolving line of credit at March 31, 2007. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories, there was no additional amount to borrow at March 31, 2007.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 4 — DEBT AND FINANCING (CONTINUED)

Long-term debt

Long-term obligations of the Company are summarized as follows at March 31 2007:

Note payable to Farm Credit Services of America and CoBank under term note agreement – see details below.	$9,100,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note – see details below.	7,260,000

Note payable to the Iowa Department of Economic Development – see details below.	390,000

Note payable to Glidden Rural Electric Cooperative – see details below.	740,000

Total	17,490,000
Less current portion	3,691,667

Long-term portion	$13,798,333

Future maturities of long-term debt are as follows at March 31, 2007:

2007	$3,691,667
2008	1,918,296
2009	1,929,348
2010	1,930,862
2011	232,509
Thereafter	7,787,318

Total	$17,490,000

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of March 31, 2007. The commitments consist of a $10,000,000 term note and a $7,260,000 reducing revolving credit note and a $740,000 letter of credit. The Company has received advances of $9,100,000 as of March 31, 2007, under the term note. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. The Company has received advances of $7,260,000 as of March 31, 2007, under the reducing revolving credit note. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The calculation of the free cash flow payment includes a deduction for allowed distributions to the members at 40% of net income. At March 31, 2007, the current portion of debt includes the free cash flow requirement from December 31, 2006. The free cash flow requirement yet to be paid is $1,800,000. The agreements provide for several different interest rate options including variable and fixed options (9.0% variable on the term note and revolving credit note, as of March 31, 2007). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $740,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2007. The notes are secured by essentially all of the Company’s assets. At March 31, 2007, the Company had available $-0- to borrow under the reducing revolving credit note. Under the terms of the agreements with Farm Credit Services of America and CoBank, the Company is to adhere to minimum working capital requirements. At March 31, 2007, the Company believes it is in compliance with said covenants.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 4 — DEBT AND FINANCING (CONTINUED)
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $390,000 and $400,000 at March 31, 2007 and 2006, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The loan is secured by a security agreement including essentially all of the Company’s assets.
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
NOTE 5 — MEMBERS’ EQUITY
During 2005 the Company entered into a verbal agreement to issue 1,000 units. The verbal agreement was with the Company’s general contractor used to construct the plant who is also an entity related to West Central Coop and Renewable Energy Group, Inc. who provide management and operational services for the Company (See Note 8). The agreement provided for the issuance of 1,000 membership units to the contractor upon completion of construction. The $1,000,000 consideration for the units was deducted from the amount payable to the contractor. On July 19, 2006 the Company modified this agreement and issued 500 units as the project was substantially complete, the Company also agreed to issue the remaining 500 units upon final completion of the contract. The payable was decreased by $500,000 and contributed capital was increased by $500,000 in July with the issuance of the 500 units. The remaining 500 units were issued in December 2006. Again the payable to REG was decreased by $500,000 and contributed capital was increased by $500,000.
The Company’s operating agreement provides that the net profits or losses of the Company will be allocated to the members in proportion to the membership units held. Members will not have any right to take part in the management or control of the Company. Each membership unit entitles the member to one vote on any matter which the member is entitled to vote. Transfers of membership units are prohibited except as provided for in the operating agreement.
NOTE 6 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the three months ended March 31:

	2007	2006
Cash paid for interest	$331,008	$138

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 7 — CASH FLOW DISCLOSURES (CONTINUED)
The Company had the following noncash investing and financing transactions for three months ended March 31:

	2007	2006
Construction in progress in accounts payable	$—	$3,374,808

Sales tax refund on plant construction costs included in other receivables	$443,535	$—

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) used to construct the plant is an entity related to West Central Coop who was originally contracted to provide the management and operational services for the Company. Renewable Energy Group, LLC was also issued member units in July 2006 and December 2006 (see Note 5) in exchange for a reduction in the construction payable. In July 2006, West Central Coop and Renewable Energy Group, LLC joined forces and created Renewable Energy Group, Inc. (REG, Inc.). On September 21, 2006 the Company consented to the assignment of the contract to construct the facility and the management and operational services agreement to REG, Inc. Total contract costs related to the contract with the general contractor were $33,680,997.
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the periods ended March 31, 2007 and 2006, the Company incurred service fees of $304,183 and $14,000, respectively. The amount payable to REG, Inc. as of March 31, 2007 was $248,093.
Included in accrued expenses as of March 31, 2007 was $392,651 for the net income bonus payable to REG, Inc. for the year ended December 31, 2006. The Company has incurred losses for the periods ending March 31, 2007 and 2006, respectively. Therefore, the Company has not recorded an expense for the net income bonus payable to REG, Inc. for three months ended March 31, 2007 and 2006.
NOTE 9 — LEASE COMMITMENTS
During July 2006 the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at March 31, 2007:

2007	$35,627
2008	35,627
2009	35,627
2010	35,627
2011	8,906

Total	$151,414

Lease expense for the three months ended March 31, 2007 and 2006 was $8,907 and $-0-, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the three months ended March 31, 2007 and 2006, was $5,862 and $750, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of March 31, 2007 was 70,699,170 pounds of soybean oil for delivery from March 2007 to September 2007 with fixed price contracts ranging from $.2200 to $.3325 cents per pound and basis contracts ranging from $.004 to $.0125 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of March 31, 2007, is approximately $1,454,302 higher than the agreed upon cost. The Company’s investments in capital stock of lenders are carried at cost, which approximate fair market value. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Fluctuations in petroleum prices;

•	Changes in our business strategy, capital improvement or development plans;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industry;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;

•	Changes and advances in biodiesel production technology; and

•	Other factors described elsewhere in this report.
Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon biodiesel manufacturing facility in Sac County, Iowa. In May 2006, we completed the construction of our biodiesel plant and on May 26, 2006, we began plant operations. We currently produce biodiesel and glycerin for sale. Our plant has an approximate production capacity of 30 million gallons per year. We engaged REG, Inc. to manage and direct general operations of our plant.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities.
Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States. We rely upon REG, Inc. to procure our feedstock and market our biodiesel and glycerin.
We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell biodiesel and glycerin and the costs related to production. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. Surplus biodiesel supplies also tend to put downward price pressure on biodiesel. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. The price of glycerin is primarily influenced by the supply of glycerin in the marketplace. We expect these price relationships to continue in the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.
Our largest cost of production is the cost of feedstock, primarily soybean oil and animal fat. The cost of feedstock accounts for 70-90% of the cost of producing biodiesel. Any fluctuation in the price of feedstock will change the return on investment our members receive. The cost of soybean oil is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control over. In addition, our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.
Since we only became operational in May 2006, we do not have comparable data of our income, production and sales for the three months ended March 31, 2006. Accordingly, if you undertake your own comparison of our first fiscal quarter of 2006 and our first fiscal quarter of 2007, it is important that you keep this in mind.
Results of Operations
The following table shows the results of our operations for our fiscal quarter ended March 31, 2007, and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations:

	Quarter Ended
	March 31, 2007
	(Unaudited)

Income Statement Data
Revenues	$14,254,980	100.00%

Cost of Sales	$13,688,681	96.03%

Gross Profit	$566,299	4.04%

Operating Expenses	$437,995	3.13%

Patronage Dividends	$74,056	0.53%

Interest Expense	$(354,068)	2.5%

Interest and Other Income	$9,149	0.06%

Net Loss	$(142,559)	1.01%

Revenues
Revenues from operations for the three months ended March 31, 2007 totaled approximately $14,254,980. Our revenues from operations come from two primary sources: sales of biodiesel and sales of crude glycerin. Net sales of biodiesel totaled approximately $13,992,517 or 98.15% of our revenues and sales of crude glycerin totaled approximately $151,336 or 1.06% of our revenues for the three months ended March 31, 2007. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel.
Biodiesel prices experienced a decline in fall 2006. Due to slow sales of biodiesel, we slowed down production to 75% of our nameplate capacity through the first part of February. We also had to slow production during mid February in order to conduct testing. Beginning the last week of February the plant was running at nameplate capacity. Due to the reduced production schedule, we had an increase in inventories of both raw materials and finished goods. This will result in revenues that are less than previously anticipated. Product demand increased during the first quarter and management expects demand to remain strong during the next fiscal quarter of 2007.
Cost of Sales
Our cost of sales from the production of biodiesel and glycerin are primarily made up of soybean oil, animal fats, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Cost of sales for our products for the three months ended March 31, 2007, was $13,688,681 or 96.03% of our revenues. We expect this percentage to increase if soybean oil prices continue to increase.
We expect that cost of sales on a per gallon sold basis may increase during the 2007 fiscal year. On January 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2006 soybean production totals in 2006 at 3.19 billion bushels, the largest U.S. soybean crop on record. This is down less than 1% from the November 2006 forecast, but 4% above the 2005 production. Increased demand for soybean oil from increased biodiesel production or other changes in demand could keep soybean oil prices higher than currently anticipated. Currently, Iowa has a dedicated production capacity of 864.4 million gallons per year of biodiesel. Plants planned or under construction could add 1.7 billion gallons per year of capacity for a total annual production capacity of 2.6 billion gallons. As the demand for soybean oil continues to increase, upward pressure is placed on soybean oil and the price we pay for soybean oil increases. When operating at 100% of our nameplate capacity, for every $0.01 per pound increase in the price we pay for soybean oil, there is a corresponding $2,100,000 decrease in our profits. Any increase in the price of soybean oil will have a negative impact on our cost of goods sold.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expense
Our general and administrative expenses and our professional fees for the three months ended March 31, 2007, were $437,995 or 3.13% of our revenues. We expect that general and administrative expenses will be a constant percentage of revenues for the rest of the fiscal year.
Interest Expense and Interest Income
Interest expense for the three months ended March 31, 2007, was equal to 2.5% of our revenue and totaled $(354,068). We expect this percentage will be consistent during the remainder of the fiscal year as the decreases in outstanding balances may be offset by increases in interest rates on variable rate debt. Interest income for the three months ended March 31, 2007, totaled $9,149, which was the result of higher amounts of available funds in short- term investments.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Revenues
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
Our business is sensitive to feedstock prices. Biodiesel production at our plant will require significant amounts of feedstock. The feedstock cost of oil or grease is the largest single component of biodiesel production costs. We primarily use soybean oil and animal fat to produce our biodiesel. Volatile soybean oil prices have put pressure on the biodiesel industry as the price of soybean oil continues to increase. For example, on February 22, 2006, the price of crude soybean oil ranged from $0.2175 per pound in Illinois to $0.2350 per pound on the west coast. As of February 21, 2007, the price of crude soybean oil ranged from $0.2762 in central Illinois and $0.3062 on the west coast. In addition, farmers are expected to plant more corn than soybeans in the next planting season, thereby creating a potential shortage of soybean oil. According to the March 30, 2007 news release issued by the National Agricultural Statistics Service, intended corn acreage in Iowa is expected to increase by 10.3% from 2006. The increase in intended corn acres is partially offset by a decrease in intended soybean acres. According to the news release, U.S. farmers intend to plant 67.1 million acres of soybeans in 2007, which is a decrease of 11% from 2006. The rush to produce more corn than soybeans could send soybean oil prices even higher. If this occurs, it will increase our costs and have a negative impact on our profits and you could lose some or all of your investment in us.
Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term or short-term commitments to acquire soybean oil or animal fat and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in lower revenues.
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
Biodiesel prices experienced a decline in the fall of 2006. Due to slow sales of biodiesel, some facilities were forced to slow down production. We were one of these facilities as market forces required us to operate below our nameplate capacity. The demand for biodiesel follows a seasonal trend and demand decreases in colder months. If we were to operate at less than full capacity for a sustained period of time, our ability to generate revenues and our profit margins would decrease.
We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (VEETC) and the Renewable Fuels Standard (RFS). The VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel which is made from virgin oils derived from agricultural commodities and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS requires refiners to use 4.7 billion gallons of renewable fuels in 2007, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.

In April 2007, the Environmental Protection Agency (EPA) issued final regulations for a comprehensive, long-term RFS program starting in 2007. The new regulation proposes that 4.02% of all the gasoline sold or dispensed to United States motorists in 2007 be renewable fuel. In 2006, approximately 4.5 billion gallons of renewable fuel was consumed by motor vehicles in the United States. The rule contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard. Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program. The RFS must be met by refiners, blenders and importers. All obligated parties are expected to meet the RFS beginning in 2007. In order to comply with the RFS, each batch of renewable fuel produced is assigned a unique Renewable Identification Number (RIN). Obligated parties may then use the trading system to comply with the RFS by purchasing RIN’s which can be traded and transferred to other parties to meet the expected annual requirements.
President Bush’s 2007 State of the Union Address proposed an expansion and reform of the RFS. To comply with the current standard, fuel blenders must use 7.5 billion gallons of renewable fuels in 2012. Under the President’s proposal, the fuel standard would be set at 35 billion gallons of renewable and alternative fuels in 2017. The President’s proposal, if enacted, would also increase the scope of the current RFS, expanding it to an Alternative Fuel Standard (AFS). The AFS would include sources such as corn, ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels. Under the President’s plan, the EPA Administrator and the Secretaries of Agriculture and Energy will have authority to waive or modify the standard if they deem it necessary, and the new fuel standard will include an automatic “safety valve” to protect against unforeseen increases in the prices of alternative fuels or their feedstocks. There is no guarantee that the President’s proposal will be adopted.
Biodiesel production continues to grow as additional plants become operational. In 2006, approximately 250 million gallons of biodiesel were produced in the United States, a three fold increase from 2005 biodiesel production according to the National Biodiesel Board. In May 2007, the National Biodiesel Board estimated that there are 105 active biodiesel plants in the United States with an annual capacity of 864.4 million gallons. Another 77 plants are currently under construction and are expected to be completed in the next 18 months. An additional eight plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.7 billion gallons per year. Biodiesel plants are operating or have been proposed in a total of 41 states.
Currently, there are nine active biodiesel plants in Iowa and at least five other companies have proposed plants in Iowa. According to the Iowa Renewable Fuels Association, Iowa biodiesel refineries produced 60 million gallons of biodiesel in 2006, which is a 240% increase from 2005. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
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

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant. We will continue to focus our attention on two main areas: (i) ensuring the plant is operating as efficiently as possible and at maximum production levels; and (ii) completing any unfinished non-operational construction projects at the plant.
Plant Operations
We commenced plant operations on May 26, 2006. Our plant has a nameplate capacity of 30 million gallons per year of biodiesel. In July 2006, we temporarily ceased operations as a result of an insufficient number of rail cars available to transport our biodiesel and a decrease in demand for our biodiesel. During the fourth fiscal quarter of 2006, due to decreased sales in biodiesel, our plant operated at 75% of its nameplate capacity. We continued to operate at 75% nameplate capacity in January and February as a result of the same slow business conditions and the need to conduct certain tests. The decreased capacity was achieved by both shutting down the plant and by running the plant at a slower rate during its uptime. As a result of the reduced production schedule, there was an increase in inventories of both raw materials and of finished goods. Since the last week of February the plant has been running at full capacity. Product demand increased during the first quarter and is expected to remain strong during the next fiscal quarter. While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.
On May 24, 2005, we entered into a design-build contract with REG, LLC for the design and construction of the plant for a total price of $33,154,800, subject to further adjustment for change orders. We approved a change order totaling $428,000 for the engineering and installation of a R.O. clean water system. We also orally agreed to issue REG, LLC 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG, LLC on the construction contract. On July 19, 2006, we modified the oral agreement and we issued 500 of the 1,000 membership units to REG, LLC in exchange for a $500,000 deduction from the June bill and final retainage payable to REG, LLC. On September 21, 2006, REG assigned our contracts to REG, Inc. On January 25, 2007, effective as of December 31, 2006, we issued the remaining 500 membership units to REG, Inc. in satisfaction of the agreement.
As of March 31, 2007, we paid REG a total of $33,680,997. The amount payable as of March 31, 2007 is $0.
On May 9, 2005, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management, sales and marketing and feedstock procurement services to our plant. On September 21, 2006, West Central assigned the agreement to REG, Inc. in which REG, Inc. agreed to perform all duties and discharge all obligations as set forth in the Management and Operational Services Agreement. As defined in the Management and Operational Services Agreement, we pay a fee based upon the number of gallons of biodiesel produced for our General Manager and Operations Manager who are provided by REG, Inc. In addition, we pay REG, Inc. a monthly feedstock procurement based upon the amount of feedstock procured and a chemical procurement fee based upon the amount of biodiesel we produce monthly. Our marketing fee for biodiesel, glycerin and fatty acids is based upon the number of gallons of biodiesel marketed monthly. Finally, we pay a yearly income bonus equal to a certain percentage of our net income as defined in the Management and Operational Services Agreement.
Pursuant to our Management and Operational Services Agreement, for the periods ended March 31, 2007 and 2006, we have incurred service fees of $304,183 and $14,000 respectively. The amount payable as of March 31, 2007 was $248,093.

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
As the owner of the project, we are responsible for several non-operational construction projects. As of March 31, 2007, we still need to complete construction of the iron treatment facilities for incoming well water and waste water treatment. We also need to purchase a sediment filter for the plant. We expect to complete these items over the next few months without interruption or delay of plant operations.
Operating Budget and Financing of Plant Operations
We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months. These costs include the cost of feedstock, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Feedstock and Utilities Costs	$68,700,000
General and administrative costs	$3,400,000
Other Production Costs	$2,400,000

Total operating costs	$74,500,000

The estimates in the table set forth above are based upon our limited operational experience. These are only estimates and our actual costs could be much higher due to a variety of factors outside our control.
Administration and Employees
As of March 31, 2007, we have twenty-seven full-time employees and one part-time employee. Our general manager and operations manager are employed by REG, Inc. pursuant to our Management and Operations Agreement.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of March 31, 2007, the fair values of our derivative instruments are reflected as an asset in the amount of $839,771. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to contribute to our long-term growth.
We entered into several soybean oil purchase contracts during 2006 for anticipated production needs. The purchase contracts are for 70,669,170 pounds of soybean oil for delivery from March 2007 to September 2007 with fixed price contracts ranging from $0.2200 to $0.3325 cents per pound and basis contracts ranging from $0.004 to $0.0125 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of soybean oil purchase contracts, as of March 31, 2007 is approximately $1,454,302 higher than the agreed upon cost.
As we move forward, additional protection may be necessary. As soybean oil prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, soybean prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth.
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
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The fair value of our cash and equivalents and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length, and there is no readily determinable similar instrument on which to base an estimate of fair value.
Liquidity and Capital Resources
As of March 31, 2007, we had the following assets: current assets of $17,661,801, property, plant and equipment of $33,416,284 and total assets of $51,199,800. As of March 31, 2007, we had current liabilities of $9,569,950 and long term liabilities of $23,650,105. Total members equity as of March 31, 2007, was $27,549,695. At our fiscal quarter ended March 31, 2007, we were in compliance with the covenants contained in all of our applicable debt agreements.

Distribution to Unit Holders
On February 19, 2007, the board of directors declared a cash distribution of $80.21 per unit or $2,121,313.87 to unit holders of record as of February 19, 2007. The distribution was paid on March 1, 2007.
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
Short-Term and Long-Term Debt Sources
In June 2005, we entered into an agreement for $18,000,000 in debt financing with Farm Credit Services of America, FLCA. CoBank, ACB is the acting agent of Farm Credit Services of America, FLCA under the terms of the credit agreement. The financing with Farm Credit Services of America, FLCA provides for a $10,000,000 term loan, a $7,260,000 reducing revolving credit line and a $740,000 letter of credit in favor of Glidden Rural Electric Cooperative. The interest rates on the term loan and revolving line of credit are based on our selection of three interest rate options set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of December 31, 2007, we had borrowed funds of $9,100,000 on our term loan and $7,260,000 on our revolving credit agreement.
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
On August 3, 2006, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit in order to extend operating capital as market outlets developed for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $2,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. The initial term of the agreement is July 17, 2006 to July 1, 2007, or such later date as CoBank may, in its sole discretion, authorize in writing. The agreement may be renewed for an additional one year term if, on or before the last day of the initial term CoBank provides to us with written notice of renewal. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. If agreeable to CoBank, in addition to the loans, we may utilize the Commitment to open irrevocable letters of credit for our account. We agreed to pay CoBank a commitment fee on the average daily unused portion of the Commitment at the rate of 2/5 of 1% per annum, payable monthly in arrears and a loan origination fee of $5,000. As of March 31, 2007, we had borrowed funds of $2,000,000 on our revolving line of credit.
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
We have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must produce 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually by November 30, 2008. The loan is secured by a security agreement including essentially all of our assets. As of March 31, 2007, all funds have been received under this agreement.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures.
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer and Principal Financial Officer recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
Our management, including our President (the principal executive officer), William Horan, along with our Treasurer (the principal financial officer), Denny Mauser, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon this review and evaluation, these officers have concluded that, except for the material weaknesses disclosed in the following paragraph, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer have agreed that the Company has certain material weaknesses in its controls over the financial reporting process including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. During the first fiscal quarter of 2007, we recorded certain biodiesel incentives as revenue. Accordingly, the transaction did not qualify as a sale based upon revenue recognition criteria within generally accepted accounting principles. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer and Principal Financial Officer recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
Our management (including the Principal Executive Officer and Principal Financial Officer) has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On March 31, 2007, we held our 2007 annual meeting of members for the purpose of electing directors. Votes were solicited in person and by proxy. Pursuant to our Amended and Restated Operating Agreement, two (2) director positions were open. We had four (4) nominees for the positions. The following persons were nominated and Nile Ramsbottom and Wayne Seaman, the two nominees receiving the greatest number of votes were elected to serve until the 2010 annual meeting of members. At the meeting the members cast votes for the following individuals:

Name	Votes For
Nile Ramsbotton	14,830
Wayne Seaman	14,084
Rick Steinkamp	6,257
Dennis Lally	4,408
For the matter on which votes were entitled to be cast, there were 25 abstentions and no broker non-votes.
The following directors will continue their terms:

Name	Term Expiration
Bill Horan	2009
John Geake	2009
Dennis Mauser	2009
Kevin Ross	2008
Warren Bush	2008

Item 5. Other Information.
On April 19, 2007, the Board of Directors unanimously voted to compensate the Chairman of the Board of Directors, William Horan, for his services to WIE. The compensation was approved due to the many meetings, seminars and conventions directly related to the biodiesel industry the Chairman attends. In addition, the amount of time and telephone accessibility provided by the Chairman demands a great deal of time on the Chairman’s part. For these reasons, the Board of Directors approved compensating the Chairman of the Board of Directors an additional $1,000 per month.
Item 6. Exhibits.
The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC

/s/ William J. Horan

May 15, 2007	William J. Horan
Chairman, President and Director
(Principal Executive Officer)

/s/ Denny Mauser

May 15, 2007	Denny Mauser
Treasurer and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

17