Form 10QSB/A
period 2007-03-31
Western Iowa Energy, L.L.C.
filed 2007-06-19
CIK 1361312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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
(712) 664-2173
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 15, 2007, there were 26,447 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

Table of Contents

PART II	2

ITEM 6. EXHIBITS	3

SIGNATURES	3
EXPLANATORY NOTE
This Amendment No. 1 to Form 10-QSB/A for the quarter ended March 31, 2007 has been filed by Western Iowa Energy LLC (the “Company”) to update the certifications of the Company’s Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act to correct the inadvertent submission of incorrect certifications.
This Form 10-QSB/A amends only the cover page and Part II, Item 6 of the Original Report (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-QSB/A to modify or update other disclosures as presented in the Original Report.
Except as described above, no other changes have been made to the Original Report. This Form 10-QSB/A does not amend or update any other information set forth in the Original Report, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Report. This Form 10-QSB/A is effective for all purposes as of the date of the filing of the Original Report.

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

WESTERN IOWA ENERGY, LLC

June 15, 2007	/s/ William J. Horan William J. Horan
Chairman, President and Director
(Principal Executive Officer)

June 15, 2007	/s/ Denny Mauser Denny Mauser
Treasurer and Director
(Principal Financial and Accounting Officer)

3