Form 10QSB
period 2007-06-30
Western Iowa Energy, L.L.C.
filed 2007-08-14
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2007.
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                      .
COMMISSION FILE NUMBER 00051277
WESTERN IOWA ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	41-2143913 (I.R.S. Employer Identification No.)
1220 S. Center Street, P.O. Box 399
Wall Lake, Iowa 51466
(Address of principal executive offices)
(712) 664-2173
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 10, 2007, there were 26,447 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WESTERN IOWA ENERGY, LLC
BALANCE SHEET
June 30, 2007

ASSETS

CURRENT ASSETS
Cash	$19,934
Margin deposits	1,071,232
Trade accounts receivable — related party, net of allowance for doubtful accounts	10,585,016
Other receivables	4,225
Incentive receivable	542,298
Inventory	5,050,253
Prepaid expenses and other assets	49,945

Total current assets	17,322,903

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,312,540
Office building and equipment	638,589
Plant and process equipment	33,151,276
Construction in progress	5,921

Total, at cost	35,108,326
Less accumulated depreciation	2,176,327

Total property, plant and equipment	32,931,999

OTHER ASSETS
Land options	596
Other investments	33,810
Loan origination fees, net of amortization	114,595

Total other assets	149,001

TOTAL ASSETS	$50,403,903

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$3,390,235
Related party	196,441
Current portion of long-term debt	4,241,648
Derivative instruments	534,380
Accrued interest	118,501
Accrued wages and benefits	50,704
Accrued payroll taxes	6,997
Accrued expenses — related party	94,913

Total current liabilities	8,633,819

LONG-TERM LIABILITIES
Long-term debt, less current portion above	12,590,852

Total liabilities	21,224,671

MEMBERS’ EQUITY
Contributed capital	23,516,376
Retained earnings	5,662,856

Total members’ equity	29,179,232

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$50,403,903

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
REVENUES
Related parties	$20,467,166	$34,084,878	$489,107	$489,107
Incentive funds	4,333,044	4,970,312	144,478	144,478

	24,800,210	39,055,190	633,585	633,585

COST OF SALES	22,234,384	35,923,065	491,581	491,581

Gross profit	2,565,826	3,132,125	142,004	142,004

OPERATING EXPENSES
Consulting and professional fees	125,264	207,472	48,005	89,703
Office and administrative expenses	450,290	806,077	127,462	240,805

Total operating expenses	575,554	1,013,549	175,467	330,508

OTHER INCOME (EXPENSE)
Interest income	2,936	12,085	3,853	39,499
Interest expense	(395,481)	(749,549)	(48)	(186)
Patronage dividends	31,810	105,866	—	—
Gain on sale of asset	—	—	2,800	2,800
Other income	—	—	5,000	15,300

Total other income (expense)	(360,735)	(631,598)	11,605	57,413

NET INCOME (LOSS)	$1,629,537	$1,486,978	$(21,858)	$(131,091)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$61.62	$56.22	$(0.86)	$(5.15)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	25,447	25,447

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,486,978	$(131,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,089,837	297,272
Provision for bad debts	6,664	—
Gain on sale of asset	—	(2,800)
Non cash portion of patronage dividends	(31,810)	—
Effects of changes in operating assets and liabilities
Margin deposits	(803,972)	—
Trade accounts receivable — related party	(6,260,331)	(489,107)
Other receivables	(4,225)	(144,478)
Incentive receivables	55,580	(90,000)
Inventory	2,745,930	(3,987,796)
Derivative instruments	1,802,129	—
Prepaid expenses and other assets	(16,738)	(18,500)
Accounts payable	2,244,020	1,044,436
Accrued interest	2,537	91,156
Accrued wages and benefits	4,143	14,039
Accrued payroll taxes	(26,522)	21,445
Accrued expenses — related party	(297,738)	—

Net cash provided by (used in) operating activities	1,996,482	(3,395,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(921,563)	(15,351,816)
Sales tax refund received on plant construction costs	443,535	—
Proceeds from sale of asset	—	33,600

Net cash used in investing activities	(478,028)	(15,318,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	—	(2,307)
Proceeds from long-term debt	4,809,472	13,858,674
Payments on long-term debt	(4,215,000)	(19,775)
Distributions to members	(2,121,314)	—

Net cash provided by (used in) financing activities	(1,526,842)	13,836,592

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,388)	(4,877,048)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,322	4,935,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,934	$58,647

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
June 30, 2007
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
REVENUE RECOGNITION
Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned. Patronage dividends are recognized when received.
CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
ACCOUNTS RECEIVABLE
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $6,664 at June 30, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at June 30, 2007.
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
June 30, 2007
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at June 30, 2007 are recognized in the balance sheet at their fair value.
At June 30, 2007, the Company recorded a net liability for these derivative instruments of $534,380. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. For the three months and six months ended June 30, 2007 and the three months and six months ended June 30, 2006, the Company recorded a decrease to cost of sales of $196,017 and $316,843 and $-0- and $-0-, respectively related to derivative contracts.
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
The Company followed the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the six months ended June 30, 2007 and 2006, the Company capitalized interest of $-0- and $258,946, respectively, which is included in property, plant and equipment on the accompanying balance sheet.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
June 30, 2007
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
LOAN ORIGINATION FEES
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the six months ended June 30, 2007 was $9,048. Amortization for the six months ended June 30, 2006 was $5,205 and is capitalized as part of construction period interest. The amount capitalized is included in property, plant and equipment on the accompanying balance sheet.
OTHER INVESTMENTS
Other investments consist of investments in the capital stock and patron equities of the Company’s primary lenders. The investments are stated at cost and adjusted for non cash patronage equities received.
OTHER INCOME
Other income consists of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Amounts are recorded as other income when there is no obligation to repay the organization.
INCOME TAXES
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision has been calculated. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes, and the difference between the recorded amounts of financial statement and tax depreciation.
EARNINGS PER UNIT
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of June 30, 2007 and 2006, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
June 30, 2007
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
June 30, 2007
NOTE 1 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at June 30, 2007 was $542,298.
NOTE 2 — INVENTORY

Inventory consists of the following at June 30, 2007:

Raw material	$1,852,561
Work in progress	2,296,130
Finished goods	901,562

Total	$5,050,253

NOTE 3 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of June 30, 2007, the Company has a remaining option to purchase approximately 34 acres.
NOTE 4 — DEBT AND FINANCING
Revolving line of credit
The Company has a $4,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2008 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (9.0% as of June 30, 2007). There was $-0- drawn on this revolving line of credit at June 30, 2007. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories, there was $4,000,000 available to be borrowed at June 30, 2007.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
NOTE 4 — DEBT AND FINANCING (CONTINUED)
Long-term debt
Long-term obligations of the Company are summarized as follows at June 30 2007:

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below.	$8,650,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	7,060,000

Note payable to the Iowa Department of Economic Development — see details below.	382,500

Note payable to Glidden Rural Electric Cooperative — see details below.	740,000

Total	16,832,500
Less current portion	4,241,648

Long-term portion	$12,590,852

The estimated maturities of long-term debt at June 30, 2007, are as follows:

2008	$4,241,648
2009	1,918,296
2010	1,929,348
2011	1,007,825
2012	992,509
Thereafter	6,742,874

Total	$16,832,500

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of June 30, 2007. The commitments consist of a $10,000,000 term note and a $7,260,000 reducing revolving credit note and a $740,000 letter of credit. As of June 30, 2007 the balance outstanding under the term note was $8,650,000. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of June 30, 2007 the balance outstanding under the reducing revolving credit note was $7,060,000. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The calculation of the free cash flow payment includes a deduction for allowed distributions to the members at 40% of net income. At June 30, 2007, the current portion of debt includes the estimated free cash flow requirements of $2,373,037. The agreements provide for several different interest rate options including variable and fixed options (9.0% variable on the term note and revolving credit note, as of June 30, 2007). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $740,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2008. The notes are secured by essentially all of the Company’s assets. At June 30, 2007, the Company had available $200,000 to borrow under the reducing revolving credit note. Under the terms of the agreements with Farm Credit Services of America and CoBank, the Company is to adhere to minimum working capital requirements. At June 30, 2007, the Company believes it is in compliance with said covenants.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
NOTE 4 — DEBT AND FINANCING (CONTINUED)
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $382,500 at June 30, 2007. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The loan is secured by a security agreement including essentially all of the Company’s assets.
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
NOTE 5 — MEMBERS’ EQUITY
During 2005, the Company entered into a verbal agreement to issue 1,000 units. The verbal agreement was with the Company’s general contractor used to construct the plant who is also an entity related to West Central Coop and Renewable Energy Group, Inc. who provide management and operational services for the Company (See Note 8). The agreement provided for the issuance of 1,000 membership units to the contractor upon completion of construction. The $1,000,000 consideration for the units was deducted from the amount payable to the contractor. On July 19, 2006, the Company modified this agreement and issued 500 units as the project was substantially complete, the Company also agreed to issue the remaining 500 units upon final completion of the contract. The payable was decreased by $500,000 and contributed capital was increased by $500,000 in July 2006 with the issuance of the 500 units. The remaining 500 units were issued in December 2006. Again the payable to REG was decreased by $500,000 and contributed capital was increased by $500,000.
The Company’s operating agreement provides that the net profits or losses of the Company will be allocated to the members in proportion to the membership units held. Members will not have any right to take part in the management or control of the Company. Each membership unit entitles the member to one vote on any matter which the member is entitled to vote. Transfers of membership units are prohibited except as provided in the operating agreement.
NOTE 6 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the six months ended June 30:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash paid for interest	$747,012	$186

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
NOTE 7 — CASH FLOW DISCLOSURES (CONTINUED)
The Company had the following noncash investing and financing transactions for six months ended June 30:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Construction in progress in accounts payable	$—	$1,981,728

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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the periods ended June 30, 2007 and 2006, the Company incurred service fees of $462,148 and $69,872, respectively. The amount payable to REG, Inc. as of June 30, 2007 was $196,441.
Included in accrued expenses as of June 30, 2007 was $94,913 for the net income bonus payable to REG, Inc. for the six months ended June 30, 2007. The Company incurred losses for the period ending June 30, 2006. Therefore, the Company had not recorded an expense for the net income bonus payable to REG, Inc. for the six months ended June 30, 2006.
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at June 30, 2007:

2008	$35,627
2009	35,627
2010	35,627
2011	35,627

Total	$142,508

Lease expense for the six months ended June 30, 2007 and 2006 was $17,814 and $1,500, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the six months ended June 30, 2007 and 2006, was $12,533 and $1,500, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of June 30, 2007 was 34,777,440 pounds of soybean oil for delivery from June 2007 to September 2007 with fixed price contracts ranging from $.2812 to $.3678 cents per pound and basis contracts ranging from $.007 to $.0125 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of June 30, 2007, is approximately $647,371 higher than the agreed upon cost. The Company’s investments in capital stock and patron equities of lenders are carried at cost, and adjusted for non cash patronage equities received, which approximates fair market value. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Fluctuations in petroleum prices;

•	Changes in our business strategy, capital improvement or development plans;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industry;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;

•	Changes and advances in biodiesel production technology; and

•	Other factors described elsewhere in this report.
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
Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon biodiesel manufacturing facility in Sac County, Iowa. We began plant operations in May 2006 and currently produce biodiesel and glycerin for sale. Our plant has an approximate production capacity of 30 million gallons per year. We engaged REG, Inc. to manage and direct general operations of our plant.

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
Results of Operations for the Three Months Ended June 30, 2007 and 2006
The following table shows the results of our operations for the three months ended June 30, 2007 and 2006, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$24,800,210	100%	$633,585	100%

Cost of Sales	$22,234,384	89.65%	$491,581	77.58%

Gross Profit	$2,565,836	10.34%	$142,004	22.41%

Operating Expenses	$575,554	2.32%	$175,467	27.69%

Other Income (Expense)	$(360,735)	1.45%	$11,605	1.83%

Net Income (Loss)	$1,629,537	6.57%	$(21,858)	3.44%
Revenues
Revenues from operations for the three months ended June 30, 2007 totaled approximately $24,800,210, resulting from the sale of biodiesel and crude glycerin. In the three month period ended June 30, 2007, net sales of biodiesel totaled approximately $24,521,520 or 98.8% of our revenues and sales of crude glycerin totaled approximately $290,123 or 1.2% of our revenues for the three months ended June 30, 2007. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive receivable at June 30, 2007 was $542,298. Revenues were significantly higher for the fiscal quarter ended June 30, 2007, compared to the same period of 2006 due to a full quarter of production in 2007. For the three months ended June 30, 2007, our biodiesel production increased by approximately 577% as compared to the same period of 2006.

Biodiesel prices experienced a decline in fall 2006. Due to slow sales of biodiesel, we slowed down production to 75% of our nameplate capacity through the first part of February. We also had to slow production during mid February in order to conduct testing. As of the last week of February 2007, the plant was running at nameplate capacity. Product demand increased during the second quarter and management expects demand to remain strong during the next fiscal quarter of 2007. Seasonal decline in demand for biodiesel may reoccur in the later part of 2007 and early 2008; however, we expect that our greater experience with our filtration system and our obtaining accredited producer status will help to mitigate the seasonal decline.
Cost of Sales
Our cost of sales from the production of biodiesel and glycerin are primarily made up of soybean oil, animal fats, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Our cost of sales for our products increased from approximately $491,581 or 77.58% of our revenues for the quarter ended June 30, 2006, to approximately $22,234,384 or 89.65% of our revenues for the quarter ended June 30, 2007. This increase is primarily due to the completion of a full quarter of production in 2007 compared to completion of a partial quarter in 2006. In addition, there was an increase in the average price we paid for soybean oil for the three months ended June 30, 2007 compared to the same period for 2006 which resulted in an increase in our percentage of revenues in 2007. The increased price we paid for soybean oil and our increased soybean oil consumption due to production increases combined to significantly increase our total soybean cost for the second fiscal quarter of 2007 compared to the same period in 2006. We expect this percentage to increase if soybean oil prices continue to increase.
We expect that cost of sales on a per gallon sold basis may increase during the 2007 fiscal year. On January 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2006 soybean production totals in 2006 at 3.19 billion bushels, the largest U.S. soybean crop on record. This is down less than 1% from the November 2006 forecast, but 4% above the 2005 production. Increased demand for soybean oil from increased biodiesel production or other changes in demand could keep soybean oil prices higher than currently anticipated. The USDA predicted on June 29, 2007 that in 2007-2008 U.S. corn production will go up 18.3%, and as a result, soybean production will decrease 13.9%. The effect of animal fat processing on the price of biodiesel is more qualitative than quantitative as the production of biodiesel from animal fats currently does not have a market acceptance equal to that of biodiesel made from 100% soybean oil.
Currently, Iowa has a dedicated production capacity of 199 million gallons per year of biodiesel. Plants planned or under construction could add 123 million gallons per year of capacity for a total annual production capacity of 322 million gallons. As the demand for soybean oil continues to increase, upward pressure is placed on soybean oil supply and the price we pay for soybean oil increases. When operating at 100% of our nameplate capacity, for every $0.01 per pound increase in the price we pay for soybean oil, there is a corresponding $2,100,000 decrease in our annual profits. Any increase in the price of soybean oil will have a negative impact on our cost of goods sold.
In addition natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Costs of sales includes a decrease of approximately $196,017 for the three month period ending June 30, 2007 and a decrease of $0 for the three month period ended June 30, 2006 related to our soybean oil and home heating oil derivative instruments. We engage in hedging activities with respect to soybean oil and home heating oil. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As soybean oil and home heating oil prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expense
Our office and administrative expenses and our professional fees for the three months ended June 30, 2007, were $575,554 or 2.32% of our revenues. Our office and administrative expenses and our professional fees for the three months ended June 30, 2006 totaled approximately $175,467 or 27.69% of our revenues. The decrease in general and administrative expenses as a percentage of revenues from the three month period ended June 30, 2006 to the three month period ended June 30, 2007 was primarily due to our completion of a full quarter of production in 2007 over a partial quarter of production in 2006 and our increased production of biodiesel which then offset our operating expenses in 2007. We expect that general and administrative expenses will be a constant percentage of revenues for the rest of the fiscal year.
On April 19, 2007, the Board of Directors voted to compensate the Chairman of the Board of Directors for the Chairman’s services to Western Iowa Energy. The compensation was approved due to the many meetings, seminars and conventions directly related to the biodiesel industry the Chairman attends. In addition, the amount of time and telephone accessibility provided by the Chairman demands a great deal of time on the Chairman’s part. For these reasons, the Board of Directors approved compensating the Chairman an additional $1,000 per month in addition to the Chairman’s normal board Compensation.
Other Income (Expense)
Total other income (expense) for the three months ended June 30, 2007 totaled ($360,735) and was equal to 1.45 % of our total revenues. Interest expense for the three months ended June 30, 2007, was equal to 1.59% of our revenue and totaled ($395,481). Interest expense for the three months ended June 30, 2006, was equal to 0.01% or our revenues and totaled ($48). We expect the June 30, 2007 percentage will be consistent during the remainder of the fiscal year as the decreases in outstanding balances may be offset by increases in interest rates on variable rate debt. Interest income for the three months ended June 30, 2007, totaled $2,936 which was 0.01% of our total revenues. Interest income for the three months ended June 30, 2006 was $3,853 and was equal to 0.61% of our total revenues.
Results of Operations for the Six Months Ended June 30, 2007 and 2006
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$39,055,190	100%	$633,585	100%

Cost of Sales	$35,923,065	91.98%	$491,581	77.58%

Gross Profit	$3,132,125	8.01%	$142,004	22.41%

Operating Expenses	$1,013,549	2.59%	$330,508	52.16%

Other Income (Expense)	$(631,598)	1.61%	$57,413	9.06%

Net Income (Loss)	$1,486,978	3.81%	$(131,091)	20.69%

Revenues.
Revenues from operations for the six months ended June 30, 2007 totaled approximately $39,055,190, resulting from the sale of biodiesel and crude glycerin. In the six month period ended June 30, 2007, net sales of biodiesel totaled approximately $38,514,037 or 98.6% of our revenues and sales of crude glycerin totaled approximately $441,459 or 1.13% of our revenues for the six months ended June 30, 2007. Revenues were significantly higher for the fiscal quarter ended June 30, 2007, compared to the same period of 2006. The increase in revenues from the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 is primarily due to a combination of increased production of biodiesel and glycerin. Our increased production is a direct result of completing a full six months of production in 2007 compared to less than two months of production in 2006. For the six months ended June 30, 2007, our biodiesel production increased by approximately 920% as compared to the same period of 2006.
Cost of Sales.
Our cost of sales as a percentage of revenues increased by approximately 14.4% for the six months ended June 30, 2007 as compared to the same period of 2006. This increase is primarily due to the completion of a full six months of production in 2007 compared to completion of a less than two months of production in 2006. In addition, there was an increase in the average price we paid for soybean oil for the six months ended June 30, 2007 compared to the same period for 2006. The increased price we paid for soybean oil and our increased soybean oil consumption due to production increases combined to significantly increase our total soybean cost for the six month period ended June 30, 2007 compared to the same period in 2006. We expect this percentage to increase if soybean oil prices continue to increase. The increase in our cost of goods sold percentage is directly correlated to the increase in the price we paid for soybean oil and home heating oil and our derivative instrument activity during the six months ended June 30, 2007 as compared to the same period of 2006.
Cost of sales includes a decrease of approximately $316,843 for the six month period ending June 30, 2007 and a decrease of $0 for the six month period ending June 30, 2006 related to our soybean oil and home heating oil derivative instruments. We recognize the gains or losses that result from the changes in the value of our derivative instruments from soybean oil and home heating oil in cost of goods sold as the changes occur. As soybean oil and home heating oil prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Operating Expenses.
Our operating expenses as a percentage of revenues decreased from 52.16% to 2.59% for the six months ended June 30, 2006 and 2007 respectively. The decrease in operating expenses as a percentage of revenues from the six month period ended June 30, 2006 to the six month period ended June 30, 2007 was primarily due to our completion of a full six months of production in 2007 as compared to less than two months of production in 2006 and the increased production of biodiesel which then offsets our operating expenses in 2007.
Other Income (Expense).
Our other income (expense) as a percentage of revenues was 1.61% and 9.06% for the six months ended June 30, 2007 and 2006, respectively. The decrease in interest expense and interest income as a percentage of revenues was a result of the completion of a full six months of production in 2007 compared to less than two months of production in 2006.
Changes in Financial Condition for the Six Months Ended June 30, 2007
The following table highlights the changes in our financial condition for the six months ended June 30, 2007:

	June 30,	December 31,
	2007	2006
Current Assets	$17,322,903	$14,321,948
Current Liabilities	$8,633,819	$6,166,566
Long-Term Debt	$12,590,852	$12,851,239
Members’ Equity	$29,179,232	$29,813,568,
Current Assets. Current assets totaled $17,322,903 at June 30, 2007 up from $14,321,947 at December 31, 2006. The change resulted from increased margin deposits of $1,071,232 at June 30, 2007 compared to $267,260 at December 31, 2006. In addition, our trade accounts receivable increased to $10,585,016 at June 30, 2007 compared to $4,331,349 at December 31, 2006.

Current Liabilities. Current liabilities totaled $8,633,819 at June 30, 2007, up from $6,166,566 at December 31, 2006. This change is largely due to an increase in the current portion of long-term debt which totaled $4,241,648 at June 30, 2007 up from $3,386,789 at December 31, 2006.
Long-Term Debt. Long-term debt, net of current maturities, totaled $12,590,852 at June 30, 2007, down from $12,851,239 at December 31, 2006, due to our regularly scheduled loan payments, reductions to the principal amounts due to the free flow cash covenants of our credit agreement.
Members’ Equity. The members’ contributions are $23,516,376. Retained earnings as of June 30, 2007 is $5,662,856 compared to $6,297,192 at December 31, 2006. Total members’ equity as of June 30, 2007, is $29,179,232, down from $29,813,568 at December 31, 2006 as a result of a distribution made by the Company on March 1, 2007.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Revenues
Growth and Increased Competition in the Biodiesel Industry
According to the National Biodiesel Board in a September 30, 2006 report, the biodiesel manufacturing industry is experiencing rapid growth. In 2005, approximately 75 million gallons of biodiesel were produced in the United States. According to the National Biodiesel Board, the 2005 biodiesel production was three times higher than biodiesel production in 2004. The National Biodiesel Board reported that in 2006, 250 million gallons of biodiesel were produced. However, many biodiesel plants did not operate at full capacity. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants, as of June 7, 2007, is about 1.39 billion gallons per year. Further, current plant construction and expansion are expected to result in another 1.89 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.28 billion gallons, according to the National Biodiesel Board on June 7, 2007. In contrast, the reported annual consumption of biodiesel in 2006 was 250 million gallons. Thus, the estimated annual production capacity of plants currently far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board and released on September 30, 2006, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory, and judicial decision makers and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result.
Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means that we may be unable to acquire the inputs that we need at profitable prices or at all. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less income, which would decrease our revenues.
According to a report by the National Biodiesel Board on September 30, 2006, commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In June 2007, the National Biodiesel Board estimated:
•	there were 148 active plants with an annual production capacity of 1.39 billion gallons annually;

•	another 96 plants are currently under construction and an additional 5 plants are expanding their existing operations;

•	the additional combined capacity of these plants under construction is estimated at 1.89 billion gallons per year;

•	biodiesel plants are operating or have been proposed in at least 46 states; and

•	currently, there are 12 operating biodiesel plants in Iowa.
According to the Iowa Renewable Fuels Association, there are at least 2 companies in Iowa that have biodiesel plants under construction. East Fork Biodiesel, LLC is constructing a 60 million gallon plant in Algona, Iowa. East Fork Biodiesel will be the largest biodiesel plant in Iowa when it is completed. Finally, Soy Energy, LLC is constructing a 30 million gallon per year biodiesel plant near Marcus.
When these new plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 300 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. Southern Iowa BioEnergy, LLC plans to build a 30 million gallon per year multi-feedstock plant near Lamoni, and Farmer’s Cooperative Company intends to construct a 30 million gallon per year multi-feedstock plant near Marble Rock. Additionally, Hawkeye Bio Energy, LLC intends to construct a 60 million gallon per year multi-feedstock plant near Camanche, and Northern Bio Energy, LLC is planning to construct a 60 million gallon per year biodiesel facility near Estherville. Further, Nishna Valley Bioenergy, LLC plans to construct a 60 million gallon per year facility near Manilla, Natural Innovative Renewable Energy, L.L.C. plans to construct a 60 million gallon per year plant near Akron. These companies are in the process of raising equity for their biodiesel facilities.
Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel.
Increased Prices and Decreased Production of Feedstock
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70-90% of the overall cost of producing biodiesel. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the market price of biodiesel, we cannot pass along increased feedstock prices to our customers. As a result, increased feedstock prices may result in decreased revenues. The Biodiesel Magazine reported in July 2007 that stable, affordable diesel fuel prices combined with high feedstock prices were resulting in difficulties for the biodiesel industry to stay competitive among comparable fuels. The Biodiesel Magazine also reported that a loss of soybean acres to corn needed to supply the ethanol industry further increased the competition for soybean oil. The USDA predicted on June 29, 2007 that in 2007-2008 U.S. corn production will go up 18.3%, and as a result, soybean production will decrease 13.9% to 74.7 million tons. The Biodiesel Magazine reported in July 2007 that margins for soy oil were so tight that most hedging efforts were not profitable. In early June, the price of soybean oil for the July contract on the Chicago Board of Trade reached $0.36 a pound, the highest price since 1984. In the USDA’s July 13, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.32 to $0.36 per pound. This increase in forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. If the availability of soybean oil continues to decrease and the price of soybean oil continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant. We will continue to focus our attention on two main areas: (i) ensuring the plant is operating as efficiently as possible and at maximum production levels; and (ii) completing any unfinished non-operational construction projects at the plant.

Plant Operations
We commenced plant operations on May 26, 2006. Our plant has a nameplate capacity of 30 million gallons per year of biodiesel. In July 2006, we temporarily ceased operations as a result of an insufficient number of rail cars available to transport our biodiesel and a decrease in demand for our biodiesel. During the fourth fiscal quarter of 2006, due to decreased sales of biodiesel, our plant operated at 75% of its nameplate capacity. We continued to operate at 75% nameplate capacity in January and February as a result of the same slow business conditions and the need to conduct certain tests. The decreased capacity was achieved by both shutting down the plant and by running the plant at a slower rate during its uptime. As a result of the reduced production schedule, there was an increase in inventories of both raw materials and of finished goods. Since the last week of February the plant has been running at full capacity. Product demand increased during the second quarter and is expected to remain strong during the next fiscal quarter. While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.
On May 9, 2005, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management, sales and marketing and feedstock procurement services to our plant. On September 21, 2006, West Central assigned the agreement to REG, Inc. in which REG, Inc. agreed to perform all duties and discharge all obligations as set forth in the Management and Operational Services Agreement. As defined in the Management and Operational Services Agreement, we pay a fee based upon the number of gallons of biodiesel produced for our General Manager and Operations Manager who are provided by REG, Inc. In addition, we pay REG, Inc. a monthly feedstock procurement fee based upon the amount of feedstock procured and a chemical procurement fee based upon the amount of biodiesel we produce monthly. Our marketing fee for biodiesel, glycerin and fatty acids is based upon the number of gallons of biodiesel marketed monthly. Finally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income as defined in the Management and Operational Services Agreement.
Pursuant to our Management and Operational Services Agreement, for the periods ended June 30, 2007 and 2006, we have incurred service fees of $462,148 and $69,872 respectively. The amount payable as of June 30, 2007 was $196,441.
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
As the owner of the project, we are responsible for several non-operational construction projects. As of June 30, 2007, we still need to complete the upgrading of an intermediate tank to a finished goods tank and the construction of the iron treatment facilities for incoming well water and waste water treatment. We also need to purchase a sediment filter for the plant. We also intend to construct additional tank storage. We expect to complete these items over the next few months without interruption or delay of plant operations.
Operating Budget and Financing of Plant Operations
We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months. These costs include the cost of feedstock, other production costs, staffing, office, audit, legal, compliance and working capital costs.

Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity being hedged. We are using fair value accounting for our hedge positions, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As of June 30, 2007, the fair values of our derivative instruments are reflected as a liability in the amount of $534,380. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to contribute to our long-term growth.
As of June 30, 2007, we entered into several soybean oil purchase contracts for anticipated production needs. The balance of the purchase contracts as of June 30, 2007 was 34,777,440 pounds of soybean oil for delivery from June 2007 to September 2007 with fixed price contracts ranging from $0.2812 to $0.3678 cents per pound and basis contracts ranging from $0.007 to $0.0125 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of soybean oil purchase contracts as of June 30, 2007 is approximately $647,371 higher than the agreed upon cost.
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
Employees
We currently have twenty-six full-time employees and one part-time employee. Our general manager and operations manager are employed by REG, Inc. pursuant to our Management and Operational Services Agreement.
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

Liquidity and Capital Resources
As of June 30, 2007, we had the following assets: current assets of $17,322,903, property, plant and equipment of $32,931,999 and total assets of $50,403,903. As of June 30, 2007, we had current liabilities of $8,633,819 and long term liabilities of $21,224,671. Total members equity as of June 30, 2007, was $29,179,232. At our fiscal quarter ended June 30, 2007, we were in compliance with the covenants contained in all of our applicable debt agreements.
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
Short-Term and Long-Term Debt Sources
In June 2005, we entered into an agreement for $18,000,000 in debt financing with Farm Credit Services of America, FLCA. CoBank, ACB is the acting agent of Farm Credit Services of America, FLCA under the terms of the credit agreement. The financing with Farm Credit Services of America, FLCA provides for a $10,000,000 term loan, a $7,260,000 reducing revolving credit line and a $740,000 letter of credit in favor of Glidden Rural Electric Cooperative. The interest rates on the term loan and revolving line of credit are based on our selection of three interest rate options set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of June 30, 2007, we had borrowed funds of $8,650,000 on our term loan and $7,060,000 on our revolving credit agreement.
On June 21, 2007, we amended our Master Loan Agreement, Construction and Term Loan Supplement Agreement with Farm Credit. Pursuant to the Amendment to the Master Loan Agreement, the following provisions of the Master Loan Agreement dated June 5, 2005 are amended as follows:
•
During the fiscal year ending 2007, the Company cannot expend in the aggregate, more than $2,600,000, and each year thereafter, in the aggregate, more than $500,000, for the acquisition of fixed or capital assets;

•
The Company cannot declare or pay any dividends or make any distribution of assets to the members/owners, or purchase, redeem retire or otherwise acquire for value any of its membership units, or allocate or otherwise set apart any sum for any of the foregoing, except that in any fiscal year of the Company, a distribution may be made to the Company’s members/owners of up to 40% of the net profit for each fiscal year after receipt of the audited financial statements for the pertinent fiscal year;

•
Unless otherwise agreed in writing, the Company will not create, incur, assume or permit to exist any obligation as lessee under operating leases or leases which should be capitalized in accordance with GAAP for the rental or hire of any real personal property, except leases which do not in the aggregate require the Company to make scheduled payments to the lessors in any fiscal year of the Company in excess of $100,000;

•
Unless otherwise agreed in writing, the Company will have at the end of each period for which financial statements are required to be furnished an excess of current assets over current liabilities of not less than $6,000,000, except that in determining assets, any amount available under the Construction and Revolving Term Loan Supplement hereto may be included; and

•	The Company will have at the end of each period for which financial statements are required to be furnished an excess of total assets over total liabilities of not less than $26,000,000.
According to the Amendment to the Construction and Term Loan Supplement, the Construction and Term Loan Supplement dated June 6, 2005 is amended as follows:
•
The Company promises to repay the loans as follows: (i) in 20 equal, consecutive, quarterly installments of $450,000 with the first installment due on December 20, 2006 and the last such installment due on September 20, 2011; and (ii) followed by a final installment in an amount equal to the remaining unpaid principal balance of loans on December 20, 2011.

•
For each fiscal year end, beginning with the fiscal year ending in 2006, and ending with the fiscal year ending in 2012, the Company shall also, within 120 days after the end of each fiscal year, make a special payment of an amount equal to 50% of the “Free Cash Flow” of the Company; provided, however, that: (i) if such payment would result in a covenant default under the Construction and Term Loan Supplement or Master Loan Agreement, the amount of the payment shall be reduced to an amount which would not result in a covenant default; (ii) if such payment would result in a breakage of a fixed interest rate, the applicable broken funding surcharges would still apply; and (iii) the aggregate of such payments shall not exceed $6,000,000.

•
In the event that all outstanding principal balances under the Construction and Term Loan Supplement are paid in full prior to the end of fiscal year 2012, Free Cash Flow payments shall nevertheless continue, and the amount thereof (including any remaining portion in the event that part of such payment is applied to the remaining balance under the Construction and Term Loan Supplement) shall be applied to the Construction and Revolving Term Loan Supplement dated June 6, 2005.

On June 21, 2007, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit in order to extend operating capital as market outlets developed for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $4,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. The initial term of the agreement is June 21, 2007 to July 1, 2008, or such later date as CoBank may, in its sole discretion, authorize in writing. The agreement may be renewed for an additional one year term if, on or before the last day of the initial term CoBank provides to us with written notice of renewal. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. If agreeable to CoBank, in addition to the loans, we may utilize the Commitment to open irrevocable letters of credit for our account. We agreed to pay CoBank a commitment fee on the average daily unused portion of the Commitment at the rate of 2/5 of 1% per annum, payable monthly in arrears and a loan origination fee of $5,000. As of June 30, 2007, we had borrowed funds of $0 on our revolving line of credit.
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

•
A refund of one hundred percent (100%) of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the project (excluding local option sales taxes on intangible property, furniture and furnishings). In April 2007, we received a sales tax refund of $443,535.49.

We will only be eligible to receive benefits if we continue to meet certain requirements. If, at any time, we fail to meet the requirements of participation in the program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance the total value of the incentives received.
We received subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must produce 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually by November 30, 2008. The loan is secured by a security agreement including essentially all of our assets. As of June 30, 2007, we had an outstanding balance of $382,500.
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
Our management, including our President (the principal executive officer), William Horan, along with our Treasurer (the principal financial officer), Denny Mauser, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management (including the Principal Executive Officer and Principal Financial Officer) has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007. During the second fiscal quarter of 2007, we recorded certain transactions as deferred sales rather than revenue as previously recorded. Accordingly, the change in recognition of deferred sales has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.
On June 13, 2007, the USDA reported that May average price of soybean oil was approximately $0.33 per pound. In the USDA’s July 13, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.32 to $0.36 per pound. This increase in the forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. In addition, acres of land being planted with soybeans have recently decreased, as more acres are being planted with corn to supply the ethanol industry. According to the United States Department of Agriculture Economic Research Service, Oil Crops Outlook report on July 13, 2007, the United States had planted 64.1 million acres with soybeans as of June 2007, which was the lowest acreage of soybeans planted in the United States since 1995, and down from the 75.5 million acres planted in 2006. Our plant is capable of using alternate feedstocks, however, demand and price are high for alternatives and may increase in the future. In a July 17, 2007 report the USDA predicts lard and edible tallow will cost approximately $0.28 to $0.32 for edible tallow. If we cannot obtain adequate supplies of feedstock, then we may be forced to temporarily shut down the plant. Temporary shut downs and increased feedstock prices may reduce our revenues from operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On June 21, 2007, we amended our Master Loan Agreement, Construction and Term Loan Supplement Agreement with Farm Credit. Pursuant to the Amendment to the Master Loan Agreement, the following provisions of the Master Loan Agreement dated June 5, 2005 are amended as follows:

•
During the fiscal year ending 2007, the Company cannot expend in the aggregate, more than $2,600,000, and each year thereafter, in the aggregate, more than $500,000, for the acquisition of fixed or capital assets;

•
The Company cannot declare or pay any dividends or make any distribution of assets to the members/owners, or purchase, redeem retire or otherwise acquire for value any of its membership units, or allocate or otherwise set apart any sum for any of the foregoing, except that in any fiscal year of the Company, a distribution may be made to the Company’s members/owners of up to 40% of the net profit for each fiscal year after receipt of the audited financial statements for the pertinent fiscal year;

•
Unless otherwise agreed in writing, the Company will not create, incur, assume or permit to exist any obligation as lessee under operating leases or leases which should be capitalized in accordance with GAAP for the rental or hire of any real personal property, except leases which do not in the aggregate require the Company to make scheduled payments to the lessors in any fiscal year of the Company in excess of $100,000;

•
Unless otherwise agreed in writing, the Company will have at the end of each period for which financial statements are required to be furnished an excess of current assets over current liabilities of not less than $6,000,000, except that in determining assets, any amount available under the Construction and Revolving Term Loan Supplement hereto may be included; and

•	The Company will have at the end of each period for which financial statements are required to be furnished an excess of total assets over total liabilities of not less than $26,000,000.
According to the Amendment to the Construction and Term Loan Supplement, the Construction and Term Loan Supplement dated June 6, 2005 is amended as follows:
•
The Company promises to repay the loans as follows: (i) in 20 equal, consecutive, quarterly installments of $450,000 with the first installment due on December 20, 2006 and the last such installment due on September 20, 2011; and (ii) followed by a final installment in an amount equal to the remaining unpaid principal balance of loans on December 20, 2011.

•
For each fiscal year end, beginning with the fiscal year ending in 2006, and ending with the fiscal year ending in 2012, the Company shall also, within 120 days after the end of each fiscal year, make a special payment of an amount equal to 50% of the “Free Cash Flow” of the Company; provided, however, that: (i) if such payment would result in a covenant default under the Construction and Term Loan Supplement or Master Loan Agreement, the amount of the payment shall be reduced to an amount which would not result in a covenant default; (ii) if such payment would result in a breakage of a fixed interest rate, the applicable broken funding surcharges would still apply; and (iii) the aggregate of such payments shall not exceed $6,000,000.

•
In the event that all outstanding principal balances under the Construction and Term Loan Supplement are paid in full prior to the end of fiscal year 2012, Free Cash Flow payments shall nevertheless continue, and the amount thereof (including any remaining portion in the event that part of such payment is applied to the remaining balance under the Construction and Term Loan Supplement) shall be applied to the Construction and Revolving Term Loan Supplement dated June 6, 2005.

On June 21, 2007, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit in order to extend operating capital as market outlets developed for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $4,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. The initial term of the agreement is June 21, 2007 to July 1, 2008, or such later date as CoBank may, in its sole discretion, authorize in writing. The agreement may be renewed for an additional one year term if, on or before the last day of the initial term CoBank provides to us with written notice of renewal. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. If agreeable to CoBank, in addition to the loans, we may utilize the Commitment to open irrevocable letters of credit for our account. We agreed to pay CoBank a commitment fee on the average daily unused portion of the Commitment at the rate of 2/5 of 1% per annum, payable monthly in arrears and a loan origination fee of $5,000. As of June 30, 2007, we had borrowed funds of $0 on our revolving line of credit.

Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Amendment to Master Loan Agreement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.

10.2	Amendment to Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.

10.3	Statused Revolving Credit Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
/s/ William J. Horan
August 13, 2007	William J. Horan
Chairman, President and Director (Principal Executive Officer)

/s/ Denny Mauser
August 13, 2007	Denny Mauser
Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amendment to Master Loan Agreement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.

10.2	Amendment to Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.

10.3	Statused Revolving Credit Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.