Form 10QSB
period 2007-09-30
Western Iowa Energy, L.L.C.
filed 2007-11-14
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
 For the fiscal quarter ended September 30, 2007.
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
(712) 664-2173
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes          ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of November 8, 2007, there were 26,447 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐  Yes    ☑  No

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Western Iowa Energy, LLC
Balance Sheet

ASSETS
CURRENT ASSETS
Cash	$28,093
Margin deposits	1,088,109
Trade accounts receivable — related party, net of allowance for doubtful accounts	8,354,691
Other receivables	2,771
Incentive receivable	1,058,785
Inventory	7,091,501
Prepaid expenses and other assets	182,083

Total current assets	17,806,033

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842
Office building and equipment	643,705
Plant and process equipment	33,169,956
Construction in progress	108,842

Total, at cost	35,287,345
Less accumulated depreciation	2,717,850

Total property, plant and equipment	32,569,495

OTHER ASSETS
Land options	596
Other investments	33,810
Loan origination fees, net of amortization	110,071

Total other assets	144,477

TOTAL ASSETS	$50,520,005

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$3,658,549
Related party	253,399
Revolving line of credit	3,200,000
Current portion of long-term debt	2,046,411
Derivative instruments	719,482
Accrued interest	108,817
Accrued wages and benefits	68,077
Accrued payroll taxes	4,388
Accrued expenses — related party	3,250
Other current liabilities	6,431

Total current liabilities	10,068,804

LONG-TERM LIABILITIES
Long-term debt, less current portion above	12,708,033

Total liabilities	22,776,837

MEMBERS’ EQUITY
Contributed capital	23,516,376
Retained earnings	4,226,792

Total members’ equity	27,743,168

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$50,520,005

See accompanying notes to financial statements.

Western Iowa Energy, LLC
Statements of Operations

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006

REVENUES
Related parties	$18,325,608	$52,410,486	$14,378,525	$14,867,487
Incentive funds	2,937,251	7,907,563	3,629,710	3,774,333

	21,262,859	60,318,049	18,008,235	18,641,820

COST OF SALES	21,997,574	57,920,639	13,227,358	13,718,939

Gross profit (loss)	(734,715)	2,397,410	4,780,877	4,922,881

OPERATING EXPENSES
Consulting and professional fees	38,810	246,282	114,567	204,270
Office and administrative expenses	326,186	1,132,263	602,373	843,180

Total operating expenses	364,996	1,378,545	716,940	1,047,450

OTHER INCOME (EXPENSE)
Interest income	1,419	13,504	5,497	44,997
Interest expense	(337,772)	(1,087,321)	(117,345)	(117,530)
Patronage dividends	—	105,866	—	—
Gain on sale of asset	—	—	—	2,800
Other income	—	—	—	15,300

Total other income (expense)	(336,353)	(967,951)	(111,848)	(54,433)

NET INCOME (LOSS)	$(1,436,064)	$50,914	$3,952,089	$3,820,998

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(54.30)	$1.93	$152.89	$149.36

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	25,849	25,583

See accompanying notes to financial statements.

Western Iowa Energy, LLC
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,914	$3,820,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,635,884	634,692
Provision for bad debts	24,028	—
Gain on sale of asset	—	(2,800)
Non cash portion of patronage dividends	(31,810)	—
Effects of changes in operating assets and liabilities
Margin deposits	(820,849)	(256,260)
Trade accounts receivable — related party	(4,047,370)	(4,256,063)
Other receivables	(2,771)	—
Incentive receivables	(460,907)	(1,183,042)
Inventory	704,682	(4,170,430)
Derivative instruments	1,987,231	(918,080)
Prepaid expenses and other assets	(148,875)	(35,184)
Accounts payable	2,569,292	2,735,171
Accrued interest	(7,147)	120,628
Accrued wages and benefits	21,516	30,535
Accrued payroll taxes	(29,131)	23,433
Accrued expenses — related party	(389,401)	232,340
Other current liabilities	6,431	—

Net cash provided by (used in) operating activities	1,061,717	(3,224,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(1,100,582)	(15,750,402)
Sales tax refund received on plant construciton costs	443,535	—
Proceeds from sale of asset	—	33,600

Net cash used in investing activities	(657,047)	(15,716,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	—	(2,307)
Proceeds from revolving line of credit	3,200,000	—
Proceeds from long-term debt	10,109,472	16,990,528
Payments on long-term debt	(11,593,056)	(1,519,775)
Distributions to members	(2,121,315)	—

Net cash provided by (used in) financing activities	(404,899)	15,468,446

NET DECREASE IN CASH AND CASH EQUIVALENTS	(229)	(3,472,418)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,322	4,935,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,093	$1,463,277

See accompanying notes to financial statements.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
September 30, 2007
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
ACCOUNTS RECEIVABLE
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $24,028 at September 30, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2007.
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
September 30, 2007
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at September 30, 2007 are recognized in the balance sheet at their fair value.
At September 30, 2007, the Company recorded a net liability for these derivative instruments of $719,482. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. For the three months and nine months ended September 30, 2007 and the three months and nine months ended September 30, 2006, the Company recorded an increase to cost of sales of $823,225 and $506,383 and a decrease of $901,340 and $901,340, respectively related to derivative contracts.
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
The Company followed the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the nine months ended September 30, 2007 and 2006, the Company capitalized interest of $-0- and $507,016, respectively, which is included in property, plant and equipment on the accompanying balance sheet.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

WESTERN IOWA ENERGY, LLC
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
September 30, 2007
LOAN ORIGINATION FEES
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the nine months ended September 30, 2007 was $13,572. Amortization for the nine months ended September 30, 2006 was $5,205 and is capitalized as part of construction period interest. The amount capitalized is included in property, plant and equipment on the accompanying balance sheet.
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
EARNINGS PER UNIT
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of September 30, 2007 and 2006, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
Notes to Unaudited Financial Statements
September 30, 2007
NOTE 1 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at September 30, 2007 was $1,058,785.
NOTE 2 — INVENTORY
Inventory consists of the following at September 30, 2007:

Raw material	$1,036,300
Work in progress	1,452,169
Finished goods	4,603,032

Total	$7,091,501

NOTE 3 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In September 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of September 30, 2007, the Company has a remaining option to purchase approximately 34 acres.
NOTE 4 — DEBT AND FINANCING
Revolving line of credit
The Company has a $4,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2008 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (9.0% as of September 30, 2007). There was $3,200,000 drawn on this revolving line of credit at September 30, 2007. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories. The Company has $800,000 available to be borrowed at September 30, 2007.
Long-term debt
Long-term obligations of the Company are summarized as follows at September 30 2007:

Note payable to Farm Credit Services of America and CoBank under term note agreement – see details below	$6,400,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note – see details below	7,260,000

Note payable to the Iowa Department of Economic Development – see details below	375,000

Note payable to Glidden Rural Electric Cooperative – see details below	719,444

Total	14,754,444
Less current portion	2,046,411

Long-term portion	$12,708,033

WESTERN IOWA ENERGY, LLC
Notes to Unaudited Financial Statements
September 30, 2007
The estimated maturities of long-term debt at September 30, 2007, are as follows:

2008	$2,046,411
2009	1,926,678
2010	1,930,089
2011	1,894,980
2012	1,908,387
Thereafter	5,047,899

Total	$14,754,444

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of September 30, 2007. The commitments consist of a $10,000,000 term note and a $7,260,000 reducing revolving credit note and a $740,000 letter of credit. As of September 30, 2007, the balance outstanding under the term note was $6,400,000. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of September 30, 2007, the balance outstanding under the reducing revolving credit note was $7,260,000. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The calculation of the free cash flow payment includes a deduction for allowed distributions to the members at 40% of net income. At September 30, 2007, the current portion of debt includes the estimated free cash flow requirements of $136,689. The agreements provide for several different interest rate options including variable and fixed options (9.0% variable on the term note and revolving credit note, as of September 30, 2007). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $740,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2008. The notes are secured by essentially all of the Company’s assets. At September 30, 2007, the Company had available $-0- to borrow under the reducing revolving credit note. Under the terms of the agreements with Farm Credit Services of America and CoBank, the Company is to adhere to minimum working capital requirements. At September 30, 2007, the Company believes it is in compliance with said covenants.
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $375,000 at September 30, 2007. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The loan is secured by a security agreement including essentially all of the Company’s assets.

WESTERN IOWA ENERGY, LLC
Notes to Unaudited Financial Statements
September 30, 2007
In July 2006, the Company entered into a rural development loan agreement under the Rural Electrification Act of 1936 with Glidden Rural Electric Cooperative. The loan amount is $740,000 and requires monthly installments of $6,851, including no interest commencing July 31, 2007. The balance of the loan on September 30, 2007 was $719,444. The loan is to be paid in full on or before the tenth anniversary date of the first advance of funds. The Company has issued an irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative as security for the note.
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
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the nine months ended September 30:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash paid for interest	$1,095,010	$—

Units issued in exchange for reduction in construction payable	$—	$500,000

The Company had the following noncash investing and financing transactions for nine months ended September 30:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Construction in progress in accounts payable	$—	$1,243,229

WESTERN IOWA ENERGY, LLC
Notes to Unaudited Financial Statements
September 30, 2007
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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the periods ended September 30, 2007 and 2006, the Company incurred service fees of $707,764 and $261,031, respectively. The amount payable to REG, Inc. as of September 30, 2007 was $253,399.
Included in accrued expenses as of September 30, 2007 was $3,250 for the net income bonus payable to REG, Inc. for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company recorded net income bonus expense of $232,340.
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at September 30, 2007:

2008	$35,627
2009	35,627
2010	35,627
2011	35,627

Total	$142,508

Lease expense for the nine months ended September 30, 2007 and 2006 was $26,721 and $8,907, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the nine months ended September 30, 2007 and 2006, was $18,507 and $9,757, respectively.
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of September 30, 2007 was approximately 35,099,040 pounds of soybean oil for delivery from September 2007 to December 2007 with fixed price contracts ranging from $.3540 to $.3785 cents per pound and basis contracts ranging from $.0200 to $.0245 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of September 30, 2007, is approximately $719,793 higher than the agreed upon cost. The Company’s investments in capital stock and patron equities of lenders are carried at cost, and adjusted for non cash patronage equities received, which approximates fair market value. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

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

Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon biodiesel manufacturing facility in Sac County, Iowa. We began plant operations in May 2006 and currently produce biodiesel and glycerin for sale. Our plant has an approximate production capacity of 30 million gallons per year. We engaged REG, Inc. to manage and direct general operations of our plant. We are not currently operating the biodiesel plant at full capacity due to current high feedstock prices we are experiencing and relatively lower biodiesel prices. We anticipate operating at less than full capacity at least through the next fiscal quarter. Management has not determined an exact percentage of capacity but expects to operate the biodiesel plant at full capacity for a period of time and then utilize temporary shutdowns. We do not anticipate laying off any of our employees and expect to instead engage in certain maintenance activities at the biodiesel plant during periods when it is not operating. However, we cannot guarantee that we will not face lay-offs or additional shut downs in the future.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities.
Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States as well as internationally. We rely upon REG, Inc. to procure our feedstock and market our biodiesel and glycerin.
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
Our largest cost of production is the cost of feedstock, primarily soybean oil and animal fat. The cost of feedstock accounts for 70-90% of the cost of producing biodiesel. Any fluctuation in the price of feedstock will change the return on investment our members receive. The cost of soybean oil is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control over. In addition, our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry. We are currently experiencing very high soybean oil prices. This increase in soybean oil prices is likely the result of decreased soybean planting and increased soybean oil demand, partially as a result of increased biodiesel production. We expect continued volatility in the price of soybean oil which will continue to impact our ability to operate profitably.
Results of Operations for the Three Months Ended September 30, 2007 and 2006
The following table shows the results of our operations for the three months ended September 30, 2007 and 2006, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$21,262,859	100%	$18,008,235	100%

Cost of Sales	$21,997,574	103%	$13,227,358	73.45%

Gross Profit (Loss)	$(734,715)	3.45%	$4,780,877	26.55%

Operating Expenses	$364,996	1.72%	$716,940	3.98%

Other Income (Expense)	$(336,353)	1.58%	$(111,848)	0.62%

Net Income (Loss)	$(1,436,064)	6.75%	$3,952,089	21.95%

Revenues
Our revenues from operations come from two primary sources: biodiesel sales and glycerin sales. The following table shows the sources of our revenues for the three months ended September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Biodiesel Sales	$20,972,927	98.64%	$17,844,444	99.09%
Glycerin Sales	$307,817	1.45%	$94,130	0.52%
Fatty Acid Sales	$56,306	0.26%	$-0-	0%
Sales Fee	$(74,191)	0.35%	$(69,661)	0.39%

Total Revenues	$21,262,859	100.0%	$18,008,235	100.0%
Revenues from operations for the three months ended September 30, 2007 totaled $21,262,859, resulting from the sale of biodiesel, crude glycerin, fatty acids and soap stock compared to $18,008,235 for the same period in 2006. In the three month period ended September 30, 2007, net sales of biodiesel totaled $20,972,929 or 98.63% of our revenues and sales of crude glycerin totaled $307,817 or 1.45% of our revenues for the three months ended September 30, 2007. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive receivable at September 30, 2007 was $2,937,251. Revenues were significantly higher for the fiscal quarter ended September 30, 2007, compared to the same period of 2006 due to an increase of $0.0461 in the average selling price of biodiesel. For the three months ended September 30, 2007, our biodiesel production increased by approximately 16% as compared to the same period of 2006.
Biodiesel prices experienced a decline in fall 2006. Due to slow sales of biodiesel, we reduced production to 75% of our nameplate capacity through the first part of February 2007. We also had to reduce production during mid February in order to conduct testing of plant equipment. Since the last week of February 2007, the plant has been running at nameplate capacity. During the third quarter, we produced 7.65 million gallons of fuel, which surpassed our nameplate capacity of 7.55 million gallons. Seasonal decline in demand for biodiesel may reoccur in the later part of 2007 and early 2008; however, we expect that our greater experience with our filtration system and our obtaining accredited producer status will help to mitigate the seasonal decline. However, we anticipate reducing production levels during the winter months of November 2007 through February 2008.
Cost of Sales
Our cost of sales from the production of biodiesel and glycerin are primarily made up of soybean oil, animal fats, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Our cost of sales for our products increased from $13,227,358 or 73.45% of our revenues for the quarter ended September 30, 2006, to $21,997,574 or 103% of our revenues for the quarter ended September 30, 2007. This increase is primarily due to an increase in the average price we paid for soybean oil for the three months ended September 30, 2007 compared to the same period for 2006 resulting in an increase in the percentage of our revenues. The increased price we paid for soybean oil and our increased soybean oil consumption due to production increases combined to significantly increase our total soybean oil cost for the third fiscal quarter of 2007 compared to the same period in 2006. We expect this percentage to increase if soybean oil prices continue to increase.
We expect that cost of sales on a per gallon sold basis to continue to increase during the 2007 fiscal year. Increased demand for soybean oil from increased biodiesel production or other changes in demand could keep soybean oil prices higher than currently anticipated. The USDA on November 13, 2007 reported that due to the current high soybean prices, it expects increases in soybean imports and increased soybean planning in South America. Further, the USDA predicts increased production of soybean oil in 2007/2008. This may be a result of increased soybean oil prices at the end of 2007. Management anticipates this may lead to decreased soybean oil prices in the future. Management also anticipates that soybean oil prices may decrease in the future due to increased domestic soybean planting as a result of recent high soybean prices. However, agricultural product production is dependent on many factors including the weather which could affect future soybean production.

Currently, Iowa has a dedicated production capacity of 257.5 million gallons per year of biodiesel. Plants planned or under construction could add 95 million gallons per year of capacity for a total annual production capacity of 352.5 million gallons. As the demand for soybean oil continues to increase, upward pressure is placed on soybean oil supply and the price we pay for soybean oil increases. When operating at 100% of our nameplate capacity, for every $0.01 per pound increase in the price we pay for soybean oil, there is a corresponding $2,100,000 decrease in our annual profits. Any increase in the price of soybean oil will increase our cost of goods sold. Beginning in November 2007, the biodiesel industry will experience significant price increases with methanol. The price increases are in excess of 60%, which will add approximately $0.06 per gallon to the cost of biodiesel. The price increases associated with methanol will also affect the pricing levels of the catalyst we use. However, we are currently governed by a supply contract that locks the pricing of our catalyst through March 2008, and as a result we will not immediately be impacted by this anticipated price increase.
We utilize natural gas in our production process. We anticipate premium pricing for our natural gas as we approach the winter months which will likely increase the price we pay for our natural gas. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices.  Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins. During the third fiscal quarter for 2007, we used 21,797 MMBTU of natural gas, an increase of 13.7% over the comparable 2006 period. The increase in our natural gas usage was due to the increased level of animal fats being processed into biodiesel. The process involves higher heat and lower pressure which uses considerably more natural gas to achieve.
Cost of sales includes an increase of $823,225 for the three month period ending September 30, 2007 and a decrease of $901,340 for the three month period ending September 30, 2006 related to our soybean oil and home heating oil derivative instruments.  We engage in hedging activities with respect to soybean oil and home heating oil. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As soybean oil and home heating oil prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.   We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Operating Expense
Our office and administrative expenses and our professional fees for the three months ended September 30, 2007, were $364,996 or 1.72% of our revenues. Our office and administrative expenses and our professional fees for the three months ended September 30, 2007 totaled $326,186 or 1.53% of our revenues. The decrease in general and administrative expenses from the three month period ended September 30, 2006 compared to the three month period ended September 30, 2007, was primarily due to a reduction in consulting and professional fees, specifically those fees related to our profit sharing fee arrangement with REG. We expect that general and administrative expenses will be a constant percentage of revenues for the rest of the fiscal year.
Other Income (Expense)
We had other expenses totaling $336,353 for the three months ended September 30, 2007 compared to other expenses totaling $111,848 for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2007, was equal to 1.5% of our revenue and totaled $337,772. Interest expense for the three months ended September 30, 2006, was equal to 0.65% or our revenues and totaled $117,345. We expect the September 30, 2007 percentage will be consistent during the remainder of the fiscal year as the decreases in outstanding balances may be offset by increases in interest rates on variable rate debt. Interest and dividend income for the three months ended September 30, 2007, totaled $1,419 which was 0.01% of our total revenues. Interest and dividend income for the three months ended September 30, 2006 was $5,497 and was equal to 0.31% of our total revenues.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$60,318,049	100%	$18,641,820	100%

Cost of Sales	$57,920,639	96.03%	$13,718,939	73.5%

Gross Profit	$2,397,410	3.97%	$4,922,881	26.41%

Operating Expenses	$1,378,545	2.29%	$1,047,450	5.62%

Other Income (Expense)	$(967,951)	1.60%	$(54,433)	0.29%

Net Income (Loss)	$50,914	0.08%	$3,820,998	20.50%
Revenues.
Revenues from operations for the nine months ended September 30, 2007 totaled $60,318,049, resulting from the sale of biodiesel, crude glycerin, fatty acids and soap stock. In the nine month period ended September 30, 2007, net sales of biodiesel totaled $59,640,531 or 98.88% of our revenues and sales of crude glycerin totaled $749,275 or 1.24% of our revenues. Revenues were significantly higher for the nine months ended September 30, 2007, compared to the same period of 2006. The increase in revenues from the nine month period ended September 30, 2007, compared to the nine month period ended September 30, 2006, is primarily due to a combination of increased production of biodiesel and glycerin combined with an increase in the price of biodiesel and glycerin. Our increased production is a direct result of completing a full nine months of production in 2007 compared to less than five months of production during the same period in 2006.
Cost of Sales.
Our cost of sales as a percentage of revenues increased by approximately 22.53% for the nine months ended September 30, 2007 as compared to the same period of 2006. This increase is primarily due to an increase in the average price we paid for soybean oil for the nine months ended September 30, 2007 compared to the same period for 2006. The increased price we paid for soybean oil and our increased soybean oil consumption due to production increases combined to significantly increase our total soybean oil cost for the nine month period ended September 30, 2007 as compared to the same period in 2006. We expect this percentage to increase if soybean oil prices continue to increase. The increase in our cost of goods sold percentage is directly correlated to the increase in the price we paid for soybean oil and home heating oil and our derivative instrument activity during the nine months ended September 30, 2007 as compared to the same period of 2006.
Cost of sales includes an increase of $506,383 for the nine month period ending September 30, 2007 and a decrease of $901,340 for the nine month period ending September 30, 2006 related to our soybean oil and home heating oil derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from soybean oil and home heating oil in cost of goods sold as the changes occur.  As soybean oil and home heating oil prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.
Our operating expenses as a percentage of revenues decreased from 5.62% to 2.29% for the nine months ended September 30, 2006, and 2007 respectively.  The decrease in operating expenses for the nine month period ended September 30, 2006 to the nine month period ended September 30, 2007 was due primarily to the fact that for the period ended September 30, 2006, our operating expenses included start-up costs that we did not experience for the time period ended September 30, 2007. Additionally, this decrease in our operating expenses was due to a reduction in the fees related to our profit sharing agreement with REG.
Other Income (Expense).
Our other expense as a percentage of revenues was 1.60% and 0.29% for the nine months ended September 30, 2007, and 2006, respectively. The increase in interest expense and interest income as a percentage of revenues was a result of the completion of a full nine months of production in 2007 compared to less than five months of production in 2006.
Changes in Financial Condition for the Nine Months Ended September 30, 2007
The following table highlights the changes in our financial condition for the nine months ended September 30, 2007:

	September 30,	December 31,
	2007	2006
Current Assets	$17,806,033	$14,321,948
Current Liabilities	$10,068,804	$6,166,566
Long-Term Debt	$12,708,033	$12,851,239
Members’ Equity	$27,743,168	$29,813,568
Current Assets. Current assets totaled $ 17,806,033 at September 30, 2007 up from $14,321,948 at December 31, 2006.  The change resulted from increased margin deposits of $1,088,109 at September 30, 2007 compared to $267,260 at December 31, 2006. In addition, our trade accounts receivable increased to $8,354,691 at September 30, 2007 compared to $4,331,349 at December 31, 2006.
Current Liabilities. Current liabilities totaled $10,068,804 at September 30, 2007, up from $6,166,566 at December 31, 2006.  This change is largely due to an increase in the current portion of long-term debt which totaled $2,046,411 at September 30, 2007 up from $3,386,789 at December 31, 2006. Additionally, as of September 30, 2007 we have drawn $3,200,000 on our revolving line of credit with Farm Credit Services of America.
Long-Term Debt. Long-term debt, net of current maturities, totaled $12,708,033 at September 30, 2007, down from $12,851,239 at December 31, 2006, due to our regularly scheduled loan payments, reductions to the principal amounts due to the free flow cash covenants of our credit agreement.
Members’ Equity. The members’ contributions are $23,516,376.  Retained earnings as of September 30, 2007 is $4,226,792 compared to $6,297,192 at December 31, 2006. Total members’ equity as of September 30, 2007, is $27,743,168, a decrease of $2,070,400 from $29,813,568 at December 31, 2006. The Company made a distribution on March 1, 2007 of $80.21 per membership unit for a total distribution of $2,121,314.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Revenues
Growth and Increased Competition in the Biodiesel Industry
In 2005, approximately 75 million gallons of biodiesel were produced in the United States. According to the National Biodiesel Board, the 2005 biodiesel production was three times higher than biodiesel production in 2004. The National Biodiesel Board reported that in 2006, 250 million gallons of biodiesel were produced. However, many biodiesel plants did not operate at full capacity. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants, as of September 7, 2007 according to the National Biodiesel Board, is about 1.85 billion gallons per year. Further, as of September 7, 2007, current plant construction and expansions are expected to result in another 1.37 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.22 billion gallons. In contrast, the reported annual consumption of biodiesel in 2006 was 250 million gallons. The National Biodiesel Board predicts that in 2007, just 300 million gallons of biodiesel will be produced. Thus, the estimated annual production capacity of plants currently far exceeds the current estimated annual production of biodiesel. In a study prepared for the National Biodiesel Board and released on September 30, 2006, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory, and judicial decision makers and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result. Management believes the industry will need to continue to grow demand and have government support in order for the industry to realize higher biodiesel prices.
Excess capacity in the biodiesel industry has lead to increased competition for inputs. Biodiesel production at our plant requires significant amounts of soybean oil and other inputs. If overproduction of biodiesel continues to occur, we will face increased competition for inputs which means that we may be unable to acquire the inputs that we need at profitable prices or at all. Current high soybean oil prices are likely a result of increased biodiesel production, among other factors. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less income, which would decrease our revenues.
According to a report by the National Biodiesel Board on September 30, 2006, commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. Nationally, the biodiesel industry has become more competitive given the substantial construction and expansion that is occurring in the industry. In November 2007, the National Biodiesel Board estimated:
•	there were 165 active plants with an annual production capacity of 1.85 billion gallons annually;

•	another 80 plants are currently under construction and an additional 4 plants are expanding their existing operations;

•	the additional combined capacity of these plants under construction is estimated at 1.37 billion gallons per year;

•	biodiesel plants are operating or have been proposed in at least 46 states; and

•	currently, there are 13 operating biodiesel plants in Iowa.
According to the Iowa Renewable Fuels Association, there are at least 3 companies in Iowa that have biodiesel plants under construction. When these new plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 300 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. However, recently some efforts to raise capital for biodiesel plants have been unsuccessful.
Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel.

Increased Prices and Decreased Production of Feedstock
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70-90% of the overall cost of producing biodiesel. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the market price of biodiesel, we cannot pass along increased feedstock prices to our customers. As a result, increased feedstock prices may result in decreased revenues. The Biodiesel Magazine reported in July 2007 that stable, affordable diesel fuel prices combined with high feedstock prices were resulting in difficulties for the biodiesel industry to stay competitive among comparable fuels. The Biodiesel Magazine also reported that a loss of soybean acres to corn needed to supply the ethanol industry further increased the competition for soybean oil. The USDA predicted on June 29, 2007 that in 2007-2008, U.S. corn production will go up 26.0%, and as a result, soybean production will decrease 19% to 2.60 billion bushels. The Biodiesel Magazine reported in July 2007 that margins for soybean oil were so tight that most hedging efforts were not profitable. As of November 12, 2007, the December 2007 contract for soybean oil was trading in excess of $0.44 per pound. In the USDA’s July 13, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.32 to $0.36 per pound. This increase in forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. If the availability of soybean oil continues to decrease and the price of soybean oil continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant. We will continue to focus our attention on ensuring the plant is operating as efficiently as possible and managing production at the plant in response to increases in soybean oil and other feedstock prices and decreases in biodiesel prices.
Plant Operations
We commenced plant operations on May 26, 2006. Our plant has a nameplate capacity of 30 million gallons per year of biodiesel. In July 2006, we temporarily ceased operations as a result of an insufficient number of rail cars available to transport our biodiesel and a decrease in demand for our biodiesel. During the fourth fiscal quarter of 2006, due to decreased sales of biodiesel, our plant operated at 75% of its nameplate capacity. We continued to operate at 75% nameplate capacity in January and February of 2007 as a result of the same slow business conditions and the need to conduct certain tests. The decreased capacity was achieved by both shutting down the plant and by running the plant at a slower rate during its uptime. We anticipate operating the biodiesel plant at less than full capacity during the next fiscal quarter. Management has not determined an exact percentage due to shifting markets for both feedstock and biodiesel. We anticipate achieving this goal by operating the plant at full capacity for a period of time and then temporarily shutting the plant down. We anticipate repeating the cycle as necessary to operate the plant at our target capacity. Management anticipates this course of action is necessary due to current high feedstock prices and comparatively lower biodiesel prices.
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
Pursuant to our Management and Operational Services Agreement, for the nine months ended September 30, 2007 and September 30, 2006, we incurred service fees of $707,764 and $261,031 respectively. The amount payable as of September 30, 2007 was $253,399.

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
As the owner of the project, we are responsible for several non-operational construction projects. As of September 30, 2007, we still need to complete the construction of the iron treatment facilities for incoming well water and waste water treatment. We expect to complete this item over the next few months without interruption or delay of plant operations.
Operating Budget and Financing of Plant Operations
We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months. These costs include the cost of feedstock, other production costs, staffing, office, audit, legal, compliance and working capital costs.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, we do not use hedge accounting which would match the gain or loss on our hedge positions to the specific commodity being hedged. For accounting purposes, our hedge transactions are accounted for as non-hedge derivatives, which means that as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As of September 30, 2007, the fair values of our derivative instruments are reflected as a liability in the amount of $719,482. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to contribute to our long-term growth.
As of September 30, 2007, we had 100% of our soybean oil purchased for October 2007 at a flat price of $0.375 per pound. For November and December, we have fifty-five percent (55%) of our soybean oil purchases made on basis-only contracts at a +255 level. Also, for November 2007 and December 2007, we have twenty-seven percent (27%) of our soybean oil purchases covered with options, at $0.01 below the Chicago Board of Trade prices.
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
Employees
We currently have twenty-seven full-time employees. Our general manager and operations manager are employed by REG, Inc. pursuant to our Management and Operational Services Agreement.
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
Liquidity and Capital Resources
As of September 30, 2007, we had the following assets: current assets of $17,806,033, property, plant and equipment of $32,569,495 and total assets of $50,520,005. As of September 30, 2007, we had current liabilities of $10,068,804 and long term liabilities of $12,708,033. Total members equity as of September 30, 2007, was $27,743,168. At our fiscal quarter ended September 30, 2007, we were in compliance with the covenants contained in all of our applicable debt agreements.
Sources of Funds
Our members contributed $845,000 of seed capital and $21,749,950 of equity in our intrastate offering. To complete project financing, we received $18,000,000 in debt financing from Farm Credit Services of America, FLCA. We also have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan. In addition, we received a no interest loan from Glidden Rural Electric Cooperative in the amount of $740,000 to be repaid in full 10 years from the date of the note. The following schedule sets forth our sources of capital:
Short-Term and Long-Term Debt Sources
In June 2005, we entered into an agreement for $18,000,000 in debt financing with Farm Credit Services of America, FLCA. CoBank, ACB is the acting agent of Farm Credit Services of America, FLCA under the terms of the credit agreement. The financing with Farm Credit Services of America, FLCA provides for a $10,000,000 term loan, a $7,260,000 reducing revolving credit line and a $740,000 letter of credit in favor of Glidden Rural Electric Cooperative. The interest rates on the term loan and revolving line of credit are based on our selection of three interest rate options set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of September 30, 2007, the balance outstanding on the term note was $6,400,000 and the balance outstanding under the reducing revolving credit line was $7,260,000.

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

On June 21, 2007, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit in order to extend operating capital as market outlets developed for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $4,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. The initial term of the agreement is June 21, 2007 to July 1, 2008, or such later date as CoBank may, in its sole discretion, authorize in writing. The agreement may be renewed for an additional one year term if, on or before the last day of the initial term CoBank provides to us written notice of renewal. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. If agreeable to CoBank, in addition to the loans, we may utilize the Commitment to open irrevocable letters of credit for our account. We agreed to pay CoBank a commitment fee on the average daily unused portion of the Commitment at the rate of 2/5 of 1% per annum, payable monthly in arrears and a loan origination fee of $5,000. As of September 30, 2007, we had drawn $3,200,000 from our revolving credit line with Farm Credit Services of America, resulting in availability of $800,000 to be borrowed.

In addition, on August 15, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) for a $740,000 no interest loan to be used for operating expenses for the plant. Pursuant to the terms of the agreement, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. Funds were first advanced on September 19, 2006. The outstanding balance of the loan as of September 30, 2007 was $719,444. Western Iowa Energy has the right to prepay the loan in whole or in part without penalty. The loan is secured by a declining balance Standby Irrevocable Letter of Credit.
Grants and Government Programs
The Iowa Department of Economic Development approved our application for the Iowa New Jobs and Income Program. Our award includes the following benefits:
•
Authority to receive a property tax abatement from the City of Wall Lake at 85% of the tax on the property without the abatement for 10 years followed by an abatement at 75% of the tax on the property with the abatement for 5 years;

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

We will only be eligible to receive benefits if we continue to meet certain requirements. In order to be eligible for the program, we must:
•	Create and maintain a certain number of new jobs for at least five years;

•	Pay a median wage for new production jobs of at least $11.96 per hour or 130 percent of the average county wage for new jobs, whichever is higher;

•	Make a capital investment of at least $10.87 million; and

•	Provide and pay at least 80 percent of health and dental insurance costs for all full-time employees at the new facility.
Additionally, participating companies must meet at least three of the following criteria:
•	Offer a pension or profit-sharing plan; or

•	Produce/manufacture value-added goods or services; or

•	Belong to one of Iowa’s “target” business segments; or

•	Make daycare services available; or

•	Annually invest no less than one percent of the Iowa facility’s pretax profits in research and development; or

•	Have a productivity and safety improvement program in place; or

•	Annually invest no less than one percent of Iowa facility’s pretax profits in worker training and skills enhancement; or

•	Occupy an existing vacant facility of at least 20,000 sq. ft.

When good cause is shown, a community may request a waiver of the $10.87 million capital investment requirement and/or a waiver of the jobs creation requirement. In order to be considered for a waiver, the eligible business must, at a minimum, agree to the following:
•	The business must make a minimum capital investment of $3 million.

•	The business must create at least 15 full-time production positions at a facility which has located or expanded in Iowa.
We have received a waiver of the job creation requirement of 50 new jobs and instead are only required to create 15 jobs. Our company currently has 27 full-time employees.
If, at any time, we fail to meet the requirements of participation in the program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance the total value of the incentives received.
We received subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must produce 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually by November 30, 2008. We may be unable to satisfy the loan forgiveness requirements if we are unable to continue operating at name-plate capacity. The loan is secured by a security agreement including essentially all of our assets. As of September 30, 2007, we had an outstanding balance of $375,000.
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
Our management, including our Chairman (the principal executive officer), William Horan, along with our Treasurer (the principal financial officer), Denny Mauser, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer have agreed that the Company does not have material weaknesses in its controls over the financial reporting process including the accurate reporting and disclosure amounts and other disclosure items in our financial statements, rather the company has significant deficiencies. During the first fiscal quarter of 2007, we recorded certain biodiesel incentives as revenue. Accordingly, the transaction did not qualify as a sale based upon revenue recognition criteria within generally accepted accounting principles. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer and Principal Financial Officer recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-KSB. The risks described in our annual report on Form 10-KSB are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report on Form 10-KSB. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the annual report on Form 10-KSB.
The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.
On June 13, 2007, the USDA reported that May average price of soybean oil was approximately $0.33 per pound. In the USDA’s July 13, 2007 Oil Crops Outlook Report, it forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.32 to $0.36 per pound. This increase in the forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. In addition, acres of land being planted with soybeans have recently decreased, as more acres are being planted with corn to supply the ethanol industry. According to the United States Department of Agriculture Economic Research Service, Oil Crops Outlook report on July 13, 2007, the United States had planted 64.1 million acres with soybeans as of June 2007, which was the lowest acreage of soybeans planted in the United States since 1995, and down from the 75.5 million acres planted in 2006. Our plant is capable of using alternate feedstocks; however, demand and price are high for alternatives and may increase in the future. In a July 17, 2007 report the USDA predicts lard and edible tallow will cost approximately $0.28 to $0.32. If we cannot obtain adequate supplies of feedstock, then we may be forced to temporarily shut down the plant. Temporary shut downs and increased feedstock prices may reduce our revenues from operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

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

WESTERN IOWA ENERGY, LLC

November 14, 2007	/s/ William J. Horan William J. Horan
Chairman, President and Director
(Principal Executive Officer)

November 14, 2007	/s/ Denny Mauser Denny Mauser
Treasurer and Director
(Principal Financial and Accounting Officer)