Form 10KSB
period 2007-12-31
Western Iowa Energy, L.L.C.
filed 2008-03-05
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
  For the fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
  For the transition period from                      to
Commission file number 000-51965
WESTERN IOWA ENERGY, LLC
(Name of small business issuer in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	41-2143913 (I.R.S. Employer Identification No.)

1220 S. CENTER STREET, P.O BOX 399
WALL LAKE, IOWA (Address of principal executive offices)	51466 (Zip Code)
(712) 664-2173
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
26,447
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. $78,676,998
As of March 1, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $24,109,000
As of March 1, 2008, there were 26,447 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Section III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2007.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

AVAILABLE INFORMATION
Our website address is www.westerniowaenergy.com. Our annual report on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Compliance,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.
PART I
ITEM 1. Description of Business.
Business Development
Western Iowa Energy, LLC (“WIE”) was formed as an Iowa limited liability company on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant and engaging in the production of biodiesel and crude glycerin in Wall Lake, Iowa. References to “Western Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Western Iowa Energy, LLC. Since May 2006, we have been engaged in the production of biodiesel and glycerin. Our revenues are derived from the sale and distribution of our biodiesel and glycerin.
On May 2, 2006, we filed a Form 10-SB registration statement with the Securities and Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit holders. Because our membership units are registered under the Securities and Exchange Act of 1934, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules and our directors, officers and significant unit-holders are subject to additional reporting obligations.
We obtained our certificate of substantial completion of our production facility from Renewable Energy Group, LLC (“REG, LLC”), our design builder, on May 19, 2006. REG, LLC subsequently assigned our design-build agreement to Renewable Energy Group, Inc. (“REG, Inc.”). We began processing biodiesel on May 26, 2006, following independent certification that our biodiesel complies with the American Society of Testing and Materials (“ASTM”) standards for biodiesel and we shipped our first lot of 350,000 gallons of biodiesel shortly thereafter. In late 2006, our vegetable oil pretreatment system was started up and REG, Inc. issued us our certificate of completion. In early 2007, our animal fat pretreatment system was started up and we earned our BQ-9000 Accreditation from the National Biodiesel Board and National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality assurance program which demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable ASTM specifications.
Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year. During the fourth quarter of our fiscal year ended December 31, 2007, we operated at approximately 75% of our nameplate capacity. For the first quarter of 2008, we anticipate that we will continue to operate at approximately 75% of our nameplate capacity. The reduced operating schedule is due to increased prices for our inputs (i.e., soybean oil, animal fats, and methanol) and seasonal decreases in demand for biodiesel. We are currently producing biodiesel from both soybean oil and animal fats and we are only shipping blended biodiesel from our facility. We expect that our February sales will be composed of approximately 30% animal fat based methyl esters and 70% soybean oil based methyl esters. We anticipate spending the next several months operating our biodiesel plant, producing biodiesel and glycerin and marketing biodiesel and glycerin.
On May 9, 2005, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management and marketing for our facility. On September 21, 2006, West Central Cooperative assigned our agreement to REG, Inc. Pursuant to the terms of the agreement, REG, Inc. provides us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. On November 22, 2006, we amended our Management and Operational Services Agreement with REG, Inc. to establish an alternate method for sales of our biodiesel at offsite distribution terminals. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Plant Management, Feedstock Procurement and Marketing.”

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Liquidity and Capital Resources.”
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil and animal fats from which our biodiesel and glycerin are produced; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
General Demand
Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 2007 study by the U.S. Department of Energy and the U.S. Department of Agriculture found that biodiesel has a positive energy balance: for every 3.5 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors.
However, the biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. According to the Energy Information Administration, the U.S. consumes approximately 140 billion gallons of gasoline and approximately 60 billion gallons of diesel fuel. In 2007, the Renewable Fuels Association reported that a record 6.5 billion gallons of ethanol were produced in the United States. However, the biodiesel industry only produced an estimated 450 million gallons of biodiesel in 2007, constituting only a small part of the U.S. diesel fuel market and a fraction of the amount of 2007 ethanol production. The National Biodiesel Board estimates that as of January 25, 2008, national biodiesel production capacity totaled approximately 2.24 billion gallons per year. However, some plants are currently closed and some do not currently operate at full capacity. The National Biodiesel Board estimates that production capacity could increase by 1.23 billion gallons once the plants currently under construction or engaged in expansion begin production.
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
In August 2005, the Energy Policy Act of 2005 was signed into law. The law contains the Renewable Fuels Standard (RFS), which mandated that 7.5 billion gallons of renewable fuels, including biodiesel, be used annually by 2012. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 and increasing to 36 billion gallons of renewable fuel by 2022. This act contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. See “Government Regulation and Federal Biodiesel Supports” below. We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by this act, as it is estimated that current biodiesel production capacity already exceeds the 2012 biodiesel mandate. We also anticipate that the expanded biofuel requirements contained in the act will be satisfied primarily by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

During the fourth quarter of the fiscal year ended December 31, 2007, our plant operated at approximately 75% capacity and we anticipate that we will continue to operate at 75% of our nameplate capacity for the first quarter of the 2008 fiscal year. Our inability to operate at full capacity is due to increased costs for our inputs (i.e., soybean oil, animal fats and methanol) and seasonal declines in the demand for biodiesel. Due to the volatility of pricing for our inputs and energy, WIE has shifted from a “production-based” operating philosophy to a “inventory–based” operating philosophy in which WIE manufactures goods for which it has specific orders and maintains only minimal finished goods inventory. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. If we continue to operate at less than full capacity, this will have a negative impact on our revenues.
Principal Products and Markets
Our 30 million gallon per year biodiesel production plant is located in Wall Lake, Iowa, in Sac County. Benefits of this site include its proximity to existing feedstock supply, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota, Omaha, Nebraska and Kansas City, Missouri.
The principal products we produce are biodiesel and its primary co-product, glycerin.
Biodiesel
According to the National Biodiesel Board, biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources and is primarily used in compression ignition (diesel) engines. Biodiesel can also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol, a gas which can be recycled and used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum-based diesel.
Biodiesel that is in neat (pure) form is typically designated in the marketplace as B100. The 100 indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum-based diesel. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For instance, B20 indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.
Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, B20 biodiesel may be used in most standard diesel engines without making any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less engine wear in the long-run as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this could lead to break downs in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term. Fuel filters should be checked more frequently when first using biodiesel blends. These problems are less prevalent in blends that utilize lower concentrations of biodiesel.
The feedstock cost of vegetable oils or animal fats is the largest single component of biodiesel production costs. We primarily use soybean oil and animal fat to produce our biodiesel. Volatile soybean oil prices have put pressure on the biodiesel industry as the price of soybean oil continues to increase. The United States Department of Agriculture’s (“USDA”) February 11, 2008 Oil Crops Outlook report reports that the prices for soybeans and soybean oil are at an all time high. Domestic soybean oil prices surged in January 2008 to a monthly average of $0.498 per pound compared to the December 2007 average of $0.452. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of February 8, 2008 was even higher, ranging from $0.5112 to $0.5337 per pound. Furthermore, the USDA has forecasted that these extraordinarily high soybean oil prices will persist through the 2007-2008 marketing season, with a predicted price range of $0.475 to $0.515 per pound. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, such large increases in soybean oil costs significantly reduce or even eliminate the potential profit margin on each gallon biodiesel produced from soybean oil and sold.

Additionally, the USDA reported in its July 2007 Oil Crops Outlook report that actual soybean acres planted were only 64.1 million acres, the lowest soybean acreage since 1995. This decrease was at least partly due to the increase in the number of acres of corn that were planted for 2007 as compared to 2006. The jump in 2007 corn acres was at least partly attributable to rising corn prices supported by the rapidly growing ethanol industry. Although the number of soybean acres has decreased, demand for soybean oil for biodiesel production is expected to increase. The USDA projects that soybean oil usage for biodiesel for 2007-2008 will be 4 billion pounds. That is up almost 40% from estimated soybean oil usage for biodiesel in 2006-2007 of 2.85 billion pounds. Accordingly, if the number of soybean acres planted in 2008 stays the same as or decreases below 2007 soybean acre levels, increasing competition for soybean oil may drive soybean oil prices even higher. If this occurs, it will increase our feedstock costs and will have a negative impact on our profits.
Primary Co-product — Glycerin
Glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. Many of these uses, however, require refined glycerin. Our plant only produces crude glycerin and does not have the capability to refine glycerin.
According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States from 2003 to 2005 ranged between 400 million and 450 million pounds and the biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around $0.02 per pound or less. Some smaller plants were even forced to essentially give away glycerin and some have had to pay to dispose of their glycerin. According to the Jacobsen Publishing Company’s Biodiesel Bulletin, some biodiesel producers were paying $0.03 to $0.04 per pound to dispose of crude glycerin. However, as of September 2007, the Biodiesel Magazine reported that there has recently been a steady, gradual increase in glycerin prices and further reported that REG, Inc., our biodiesel and glycerin marketer, was receiving between $0.06 and $0.10 per pound for unrefined glycerin. We are currently selling our glycerin for $0.17 to $0.22 per pound.
While crude glycerin prices remain low, the Biodiesel Magazine reported that as of September 2007 refined glycerin was receiving approximately $0.30 to $0.40 per pound. This has prompted some of our competitors, such as Cargill Inc. and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. In Iowa Falls, Iowa, Cargill, Inc. has built a 30 million pound per year glycerin refinery near its 37.5 million gallon per year biodiesel production plant. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
REG, Inc. currently markets the glycerin produced at our plant pursuant to our management and operational services agreement. However, as biodiesel production continues to grow, glycerin production will also increase, which may limit our ability to market our glycerin co-product. Low glycerin prices may also limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.
Biodiesel Markets
Biodiesel is primarily used as fuel for compression ignition (diesel) engines. It is produced using renewable resources and provides environmental advantages over petroleum-based diesel fuel, such as reduced vehicle emissions. Our ability to market our biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce and use biodiesel.

Wholesale Market / Biodiesel Marketers
The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B100) biodiesel from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Two examples are World Energy of Chelsea, Massachusetts and REG, Inc. of Ames, Iowa, our manager, marketer and design-builder. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. The predecessor of REG, Inc. was West Central Cooperative. West Central Cooperative has combined all of its biodiesel-related products and services under REG, Inc.. We have entered into an agreement with REG, Inc. to market the biodiesel we produce at our facility. See “Distribution of Principal Products” and “Dependence on One or More Major Customers” below.
Retail Market
The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy products from manufacturers and sell them to retailers, for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
With increased governmental support of renewable fuels and greater consumer awareness of renewable fuels, we anticipate that the availability of biodiesel may increase in the future. However, substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
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
Distribution of Principal Products
We entered into a Management and Operational Services Agreement with West Central Cooperative on May 9, 2005 in which West Central Cooperative would provide overall management services to WIE. On September 21, 2006, West Central Cooperative assigned the agreement to REG, Inc. wherein REG, Inc. assumed all the rights and obligations of West Central Cooperative under the agreement. Pursuant to the terms of the agreement, REG, Inc. will provide us with: (1) a general manager; (2) an operations manager; (3) feedstock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing; and (7) human resources support. The initial term of the agreement is three (3) years after we commenced production. Thereafter, the agreement automatically renews until either party terminates the agreement upon 12 months written notice. The following are summaries of the material sales and marketing provisions of the agreement:

Sales and Marketing.
REG, Inc. will utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at prices we establish. We pay a biodiesel marketing fee of $0.01 for each gallon of biodiesel marketed and a glycerin and fatty acids fee of 1/5 of $0.01 for each gallon of biodiesel marketed. With respect to such services, REG, Inc. agrees to provide:
•	Market analysis of biodiesel supply and demand;

•	Market access to REG, Inc. developed biodiesel distribution channels;

•	Analysis and audit of biodiesel customers including creditworthiness;

•	Marketing specialists and sales representatives to attain and establish sales opportunities and relationships for our products;

•	Use of REG, Inc.’s brand and name in marketing our biodiesel;

•	Arrangements for transportation, logistics and scheduling of biodiesel shipments;

•	Where advantageous, arrange for leased tankers for rail shipments;

•	Analyze and audit bulk transportation providers;

•	Oversee reconciliation of shipments, invoicing and payments on a weekly basis; and

•	Provide invoicing and accounts receivable management for biodiesel shipments.
On November 22, 2006, we amended our agreement with REG, Inc. to establish an alternate method for sales of our biodiesel at offsite distribution terminals. Pursuant to the terms of the amendment, REG, Inc. purchases our biodiesel and places in off-site distribution terminals for further distribution. The sales price of the biodiesel is a price equal to the amount received by REG, Inc. for the sale of the biodiesel at the off-site distribution terminal, less all transportation costs, in and out charges, handling and storage costs, cost of insurance on the biodiesel and taxes collected at time of sale at the off-site distribution terminal, if any. We must authorize the sales price of the biodiesel prior to completion of the final sale by REG, Inc. In the event that the biodiesel is placed in an off-site distribution terminal which also contains biodiesel owned by other parties, sales of biodiesel, including WIE’s biodiesel, are accounted for by REG, Inc. on a first-in, first-out basis through such distribution terminal. The sales price is paid to WIE upon REG, Inc.’s receipt of proceeds from REG, Inc.’s sale. In the event that any account receivable for the sale of biodiesel from the distribution terminal is uncollectible by REG, Inc., WIE and REG, Inc. share equally in such losses (including cost of collection).
Pursuant to our Management and Operational Services Agreement, for the fiscal year ended December 31, 2007 and 2006, we incurred service fees of $909,960 and $458,714, respectively. The amount payable as of December 31, 2007 and 2006 is $117,843 and $104,935, respectively.
In September 2006, WIE formed a wholly-owned subsidiary, US Biodiesel, Inc. US Biodiesel, Inc. has conducted no business at this point; however, WIE may in the future use US Biodiesel, Inc. to sell biodiesel to out of state locations.
Sources and Availability of Raw Materials
Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Our plant utilizes soybean oil and animal fats to produce biodiesel. During fiscal year ended December 31, 2007, we processed approximately 181 million pounds (24 million gallons) of soybean oil and 13 million pounds (1.7 million gallons) of animal fats as the feedstock for our production process. Depending upon market conditions, we anticipate that our biodiesel plant will process approximately 145 million pounds (19 million gallons) of soybean oil and 71 million pounds (10 million gallons) of animal fats during the 2008 fiscal year.

The twenty-year average price for soybean oil is approximately $0.21 per pound. However, soybean oil prices have been extremely volatile and have recently increased significantly. The United States Department of Agriculture’s (“USDA”) February 2008 Oil Crops Outlook report provides that the January 2008 average soybean oil price surged to $0.498 per pound compared to the December 2007 average of $0.452 per pound. The January 2008 price is up approximately 56% from one year ago and is the highest average price since 1974. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of February 8, 2008 was even higher, ranging from $0.5112 to $0.5337 per pound. Furthermore, it is forecasted that these extraordinarily high soybean oil prices will persist through the 2007-2008 marketing season, with a predicted price range of $0.475 to $0.515 per pound. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, such large increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil. Any increase in the price of soybean oil or animal fat will negatively impact our ability to generate revenues and profits.
The charts below shows U.S. soybean oil prices over the past ten years and for each month in the 2006-2007 marketing year:

U.S. Soybean Oil Prices
Marketing Year	Price (cents)
1997/98	25.80
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.07
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	47.5 - 51.5	(1)

(1)	Preliminary Price

U.S. Soybean Oil Prices
for 2006-2007
Marketing Year
Month	Price (cents)
October	24.80
November	27.64
December	27.63
January	28.00
February	28.94
March	29.74
April	31.06
May	32.90
June	34.01
July	35.74
August	34.87
September	36.89
October	38.10
November	42.68
December	45.16
Data provided by USDA, Oil Crops Outlook Report, February 11, 2008.
In addition, increased biodiesel production is likely to have an effect on the cost of soybean oil. Increased competition with other biodiesel plants for soybean oil may result in increased prices for soybean oil. Additionally, in its January 2008 Oil Crops Outlook report, the USDA reported that 62.8 million soybean acres were planted and harvested in 2007, the lowest soybean acreage since 1995. This decrease is likely at least partly due to the increase in the number of acres of corn that were planted in 2007 as compared to 2006. The jump in 2007 corn acres was at least partly attributable to rising corn prices supported by the rapidly growing ethanol industry. Although the number of soybean acres has decreased, demand for soybean oil for biodiesel production is expected to increase. The USDA projects that soybean oil usage for biodiesel for 2007-2008 will be 4 billion pounds, which is up almost 40% from estimated soybean oil usage for biodiesel in 2006-2007 of 2.85 billion pounds. Accordingly, if the number of soybean acres planted in 2008 stays the same as or decreases from 2007 soybean acre levels, competition for soybean oil may drive soybean oil prices even higher. If we are unable to obtain satisfactory amounts or competitive pricing for our feedstock supply, our ability to operate profitably may be materially impaired.
Our plant is also capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat prices have also increased. Although prices for animal fats are not currently as high as prices for soybean oil, animal fat prices are nonetheless higher than their historical average. In a February 11, 2008 report, the USDA reported that lard and edible tallow cost approximately $0.29 and $0.27 per pound, respectively, in 2006-2007, which is up from $0.22 and $0.19 per pound, respectively, in 2005. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 from $0.36 to $0.40 per pound for lard and $0.38 to $0.42 per pound for edible tallow.

The charts below shows U.S. lard and edible tallow prices over the past ten years and for each month in the 2006-2007 marketing year:

Lard & Edible Tallow Prices for Past Ten Years
Marketing Year	Lard (cents)	Edible Tallow (cents)
1997/98	19.46	20.69
1998/99	14.66	15.14
1999/00	13.64	13.21
2000/01	14.61	13.43
2001/02	13.55	13.87
2002/03	18.13	17.80
2003/04	26.13	22.37
2004/05	21.80	18.48
2005/06	21.74	18.16
2006/07	28.43	27.32
2007/08(1)	35.5-39.5	37.5-41.5

(1)	Preliminary Prices

Lard & Edible Tallow Prices for 2006-2007
Marketing Year
Month	Lard (cents)	Edible Tallow (cents)
October	23.55	19.86
November	20.78	21.78
December	22.58	23.23
January	23.00	23.91
February	23.82	23.25
March	30.75	24.34
April	27.71	26.22
May	28.60	30.19
June	32.64	34.50
July	36.00	35.00
August	35.77	32.85
September	36.00	32.69
October	35.09	33.98
November	33.78	36.88
December	32.66	35.28
Data provided by USDA, Oil Crops Outlook Report, February 11, 2008
In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant temporarily or permanently. Due to the increased prices for our inputs, WIE has experienced brief shutdowns and is currently operating at 75% of our nameplate capacity. Plant shut downs and increased feedstock prices may reduce our revenues from operations which could decrease or eliminate the value of our units.
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
To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that REG, Inc., our marketer, will sell our biodiesel throughout the nation. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are currently producing biodiesel from both soybean oil and animal fats. We expect that approximately 10% of our first quarter biodiesel sales will be animal fat-based biodiesel blends.

The production of biodiesel at our plant also requires methanol. Chile, which is one of the world’s largest producers of methanol, has been denied access to adequate supplies of natural gas, a key component of methanol production, due to a dispute with Argentina, which is a major supplier of Chile’s natural gas. This has led to a decrease in the supply of methanol and has resulted in significant increases in the price of methanol. We have not experienced any difficulties in obtaining adequate supplies of methanol at this time. However, any inability to acquire sufficient amounts of methanol to produce biodiesel or the persistence of the current high methanol prices, or any further increase in the price of methanol, could reduce our ability to produce biodiesel and operate profitably.
Hedging
Due to fluctuations in the price and supply of feedstock, we utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Commodity Price Risk Protection.”
Pretreatment Costs
Crude soybean oil and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and any animal fat or grease, removes the impurities and prepares the feedstock to go through the biodiesel production process. Some feedstock needs more treatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.
For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soy oil is ordinarily $0.05 per pound. Our processing plant has pretreatment capabilities allowing us to utilize crude vegetable oil and many types of fat or grease as feedstock in our facility. This added flexibility allows us to choose the feedstock that will produce biodiesel in the most cost-effective manner possible.
Management and Operational Services Agreement – Feedstock and Chemical Inputs Procurement
We entered into a Management and Operational Services Agreement with West Central Cooperative to procure feedstock and chemical inputs for our biodiesel plant. West Central Cooperative subsequently assigned the agreement to REG, Inc. Pursuant to the terms of the agreement, REG, Inc. is procuring the feedstock and chemical inputs necessary to produce biodiesel at our plant. The inability of REG, Inc. to obtain adequate feedstock for our facility could have significant negative impacts on our ability to produce biodiesel and on our revenues. The following are summaries of the material provisions of the agreement relating to feedstock procurement and chemical input procurement:
Feedstock Procurement.
REG, Inc. is responsible for arranging for the purchase and procurement of soybean oil, animal fat and other types of feedstock as may be needed for the production of biodiesel at our facility. With respect to such services, REG, Inc. will also:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstock at competitive prices meeting specifications and in quantities adequate to satisfy the production schedule of our plant;

•	Negotiate for discounts on feedstock, where obtainable;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries; and

•	Provide analysis and audit of bulk transportation providers.

We pay REG, Inc. a feedstock procurement fee of 1/10 of $0.01 per pound of feedstock procured payable monthly.
We entered into several soybean oil purchase contracts during 2007 for anticipated production needs. The balance of the purchase contracts as of December 31, 2007 was for 12,514,440 pounds of soybean oil for delivery from December 2007 to March 2008 with fixed price contracts ranging from $0.4743 to $0.5083 per pound and basis contracts ranging from $0.0119 to $0.0200 per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of soybean oil purchase contracts, as of December 31, 2007 is approximately $112,526 higher than the agreed upon cost.
Chemical Inputs Procurement
REG, Inc. is responsible for purchasing chemical inputs necessary for the production of biodiesel at our plant. With respect to such services, REG will also:
•	Perform due diligence requirements for investigation of suppliers of the chemical inputs;

•	Provide analysis and audit of chemical suppliers and bulk transportation suppliers;

•	Purchase chemical inputs at competitive prices meeting specifications for use in our plant;

•	Negotiate for discounts on the purchase of chemical inputs, where obtainable;

•	Procure adequate chemical inputs to meet our production schedules; and

•	Arrange for transportation, logistics, and scheduling services for chemical input deliveries by suppliers.
We pay 1/5 of $0.01 per gallon of biodiesel produced payable monthly for chemical inputs procurement.
See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Plant Operations.” for a discussion of the total fees we pay to REG, Inc. under the Management and Operational Services Agreement.
Utilities & Infrastructure
Our biodiesel plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We entered into agreements with providers of these utilities as follows:
Electricity. Our plant requires a continuous supply of electricity. We entered into an Electrical Services Agreement with Sac County Electric Cooperative to supply our electricity. Under the agreement, we pay Sac County Electric Cooperative a facility charge of $2,100 per month, plus regular rates for delivery of electricity to our plant. Our current delivery rate is $0.0567 per kilowatt.
Water. We require a significant supply of water, approximately 100,000 gallons of water per day. The City of Wall Lake drilled a well on the property adjacent to the plant to supply process water for use by WIE. The City of Wall Lake has run a line from its pretreatment plant to our site to supply us with potable water. The rate currently charged by the City of Wall Lake for both process water and potable water is $1.00 per 1,000 gallons.
Natural Gas. Natural gas is a significant input to our manufacturing process. During the 2007 fiscal year, our natural gas usage was approximately 92,640 million British thermal units (“mmBTU”). Because the volume of animal fat processed through our plant has a large impact on the volume of gas used, we are estimating a usage between 105,000 mmBTU and 127,000 mmBTU for the 2008 fiscal year. We anticipate that we will average between 8,750 and 10,600 mmBTU per month. The price we will pay for our natural gas during the 2008 fiscal year is uncertain, however, we believe it will be lower than the $11.60 per mmBTU we paid during the 2007 fiscal year as we will be paying a lower transportation rate on the natural gas we purchase from the City of Wall Lake and we have begun scheduling our natural gas usage on a daily basis with Clayton Energy. We believe the combination of the two methods should result in a gas rate of approximately $9.00 per mmBTU.

New Products and Services
We have not introduced any new products or services during the fiscal year ended December 31, 2007.
Government Regulation and Federal Biodiesel Supports
Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The Energy Policy Act of 2005, the Energy Independence and Security Act of 2007 and the American Jobs Creation Act have established the groundwork for biodiesel market development. This legislation may lead to increased demand for biodiesel in the United States over the next 10 years.
Renewable Fuels Standard
The Energy Policy Act of 2005 created a Renewable Fuels Standard (RFS). The RFS set forth in the Energy Policy Act of 2005 required refiners to use 7.5 billion gallons of renewable fuels by 2012. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by this act. As of January 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in this act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that most of the renewable fuel used to satisfy the expanded RFS created by this act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
On April 10, 2007 the EPA published final rules implementing the RFS program. The RFS program final rules were effective as of September 1, 2007. The new regulation proposes that 4.02% of all the fuel sold or dispensed to United States motorists in 2007 be renewable fuel. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively known as “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS.
Each RIN may only be counted once toward an obligated party’s Renewable Volume Obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. At least 80% of the Renewable Volume Obligation for a given calendar year must come from RINs generated that year. An obligated party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its Renewable Volume Obligation. If the obligated party fails to satisfy is Renewable Volume Obligation in a calendar year, the obligated party may carry the deficit forward for one year. Such deficit will be added to the party’s obligation for the subsequent year.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.

The 2007 proposed equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assign biodiesel an equivalence value of 1.5 (so that for each gallon of biodiesel used, the obligated party will receive one and one-half gallons credit towards its RFS compliance).
Small Agri-Biodiesel Producer Tax Credit
The Energy Policy Act of 2005 also provides for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is available through December 31, 2010. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because Western Iowa Energy is organized as a limited liability company, this credit passes through to its members and is used as a credit against their federal income tax liability, subject to various limitations.
Biodiesel Tax Credits
The American Jobs Creation Act of 2004 originally created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oils and animal fats that are blended with petroleum biodiesel. This includes esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin or recycled vegetable oil and animal fats. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system.
In addition to VEETC, the Energy Policy Act of 2005 created incentives for alternative fuel refueling stations. The provision permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for biodiesel in the short-term, it may help raise consumer awareness of alternative sources of fuel and could positively impact future demand for biodiesel.
VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005. Legislation has been introduced in Congress that may extend the provisions of the VEETC. However, we cannot assure you that this legislation will be adopted
The Clean Air Act Amendment
Environmental laws such as the Clean Air Act Amendments that are aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring the reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011.

Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact motor engines. On the other hand, even though biodiesel contains virtually no sulfur (and therefore does not emit sulfur dioxide), biodiesel is able to supply lubricity, which makes biodiesel an attractive blending stock.
State Legislation
Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. However, Minnesota is the first and only state to mandate biodiesel use. The legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year.
Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
In May 2006, the Governor of Iowa signed HF 2754 and HF 2759, two renewable fuels bills passed by the Iowa House and Senate during the 2006 legislative session. The purpose of the bills is to expand and fund consumer access to biodiesel and ethanol blended fuels through a RFS and a series of retail tax credits. HF 2759 provides retailers with an opportunity for cost sharing grants and provides funding for some of the programs contained in HF 2754. The incentives contained in HF 2754 include the following:
•	An Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019;

•	A retail tax credit for biodiesel blends of $0.03 per gallon for retailers whose diesel sales include 50% or greater biodiesel blends; and

•	An expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers.
While this legislation does not specifically require increased use of biodiesel, we anticipate that it will significantly encourage renewable fuels usage in Iowa, which may include increased biodiesel consumption in Iowa.
Effect of Government Regulation
The biodiesel industry and our business depend upon continuation of the state and federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such state and federal biodiesel supports would make it more costly for us to produce our biodiesel and would increase our net loss and negatively impact our future financial performance.
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.

Competition
We operate in a very competitive environment. Because biodiesel is a relatively uniform commodity, competition in the marketplace is predominately based on variables other than the product itself, such as price, consistent quality and, to a lesser extent, delivery service. Accordingly, the uniform nature of the product limits the competitive advantage that may be gained based upon unique or improved product features.
We compete with large, multi-product companies and other biodiesel plants with varying capacities. We face competition for capital, labor, management, feedstock and other resources. Some of our competitors have greater resources than we currently have or will have in the future. Some of our competitors have soy-crushing facilities and are not reliant upon third parties for their feedstock supply. Most biodiesel plants are not equipped to process raw materials, such as soybeans, into feedstock, such as soybean oil. Cargill, Inc., Archer Daniels Midland Co., and Bunge have significant crush capabilities throughout North America. Also, increasing feedstock costs have spurred additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.
According to the United States Department of Agriculture (USDA), the 2006-2007 soybean crop yielded approximately 3.2 billion bushels of soybeans. Iowa accounted for more than 500 million bushels of the 2006 national soybean production. The United States Department of Agriculture (USDA) reported on September 12, 2007 that in 2007-2008, U.S. corn production is estimated to increase 24%, and as a result, soybean production is expected to decrease 18%. If fewer soybeans are produced in any given year, we could face significant competition from other biodiesel producers for soybean soil, since a decrease in the soybean crop would likely lead to a comparable decrease in the supply of soybean oil. An increase in competition for soybean oil may also increase soybean oil costs. The United States Department of Agriculture’s (“USDA”) February 2008 Oil Crops Outlook report states that the average January 2008 soybean oil price jumped to $0.498 per pound compared to the December 2007 average of $0.452 per pound. This is an increase of approximately 56% from one year ago and is the highest average price since 1974. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of February 11, 2008 was even higher, ranging from $0.5112 to $0.5337 per pound. Any further increase in soybean oil costs, or the persistence of the currently high prices, may adversely impact our ability to generate a profit.
In 2007, approximately 450 million gallons of biodiesel were produced in the United States. As of January 2008, the National Biodiesel Board reported that there were 171 operating biodiesel plants in the United States with a total annual production capacity of 2.24 billion gallons. Three of these plants were undergoing expansions to increase their annual production capacity. Another 57 plants were reported to be in the planning stages or under construction as of January 2008. The additional combined capacity of these plants under construction or expansion is estimated at 1.23 billion gallons per year. Biodiesel plants are currently operating in 45 states. We anticipate that as additional biodiesel plants are constructed and brought on line, the supply of biodiesel will increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
We expect that additional biodiesel producers will enter the market if the demand for biodiesel increases. When new producers enter the market, they will increase the supply of biodiesel in the market. If biodiesel demand does not keep pace with additional supply, the sale price of biodiesel may decrease and we may not be able to operate our plant profitably. Biodiesel supply may already exceed demand for biodiesel.
We currently compete with other plants with much larger production capacity than ours. Large plants with which we compete include the 85 million gallon per year Archer Daniels Midland Co (ADM) canola-based plant in Velva, North Dakota, the 86 million gallon per year Green Earth Fuels multi-feedstock plant in Houston, Texas, the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington which became operational in August 2007, and the 80 million gallon per year soy-based biodiesel plant owned by Louis Dreyfus Agricultural Industries, LLC in Claypool, Indiana which commenced operations in August 2007.
In addition, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc. and Archer Daniels Midland Co. (ADM) are large suppliers of soybean oil, both of which own and operate their own biodiesel plants in the Midwest. Cargill, Inc. owns a 37.5 million gallon plant in Iowa Falls, Iowa. ADM has constructed an 85 million gallon plant in Velva, North Dakota which processes canola oil into biodiesel.

Furthermore, we must compete with REG, Inc., the entity that is currently serving as our manager and product marketer and previously served as our design-builder. REG, Inc. owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. REG Inc.’s Ralston facility was previously owned by West Central Cooperative; however, West Central Cooperative combined all of its biodiesel-related products and services with REG, Inc. REG, Inc. is also in the process of constructing two 60 million gallon per year biodiesel plants that it will own and operate, one which will be located in Emporia, Kansas and another which is located near New Orleans, Louisiana. Accordingly, we will be in direct competition with REG, Inc. for the acquisition of inputs and the sale of our products. We entered into a management and operational services agreement with REG, Inc. on May 9, 2005. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Plant Management, Feedstock Procurement and Marketing” for more information. Under this agreement, REG, Inc. provides us with (1) a general manager; (2) an operations manager; (3) feedstock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. Accordingly, REG, Inc. is both a direct competitor and an entity on which we are highly dependent for the production and sale of all of our biodiesel. See “Dependence on One or a Few Major Customers.” Furthermore, our management and operational services agreement with REG, Inc. does not prevent REG, Inc. from providing marketing and sales services for our competitors.
In addition to REG, Inc.’s facility, there are currently 12 other active biodiesel plants in Iowa.
•
Ag Processing Inc. (AGP) in Sergeant Bluff. This facility produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa. AGP has completed an expansion of its plant, increasing its production capacity to 30 million gallons per year.

•
Soy Solutions of Iowa, LLC, located in Milford, Iowa. This is a “stand-alone” facility that purchases soybean oil from the market. The facility has capacity to produce approximately 2 million gallons of biodiesel annually, and utilizes virgin soybean oil as its sole feedstock.

•
Central Iowa Energy, LLC, located in Newton, Iowa. This facility has capacity to produce 30 million gallons of biodiesel annually and utilizes both soybean oil and animal fats as its feedstock. This biodiesel plant was constructed by REG, Inc. and is currently managed by REG, Inc.

•
Cargill Inc., located in Iowa Falls. Cargill’s facility has an annual production capacity of 37.5 million gallons. Cargill uses soybean oil as its primary feedstock and is located adjacent to its soybean crush facility.

•	Clinton County BioEnergy, L.L.C., located in Clinton, Iowa. This facility has capacity to produce 10 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.

•	Tri-City Energy, LLC, located in Keokuk, Iowa. The facility has capacity to produce 5 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.

•
Western Dubuque Biodiesel, LLC, located near Farley, Iowa. Western Dubuque Biodiesel has the capacity to produce 30 million gallons of biodiesel per year. This biodiesel plant was constructed by REG, Inc. and is currently managed by REG, Inc. This plant is not capable of pretreating animal fats like our plant.

•	Freedom Fuels, LLC, located near Mason City, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year.

•
Iowa Renewable Energy, LLC, located in Washington, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year, from either vegetable oil or animal fat. This biodiesel plant was constructed by REG, Inc. and is currently managed by REG, Inc.

•	Sioux Biochemical, Inc., located in Sioux Center, Iowa, is capable of producing 1.5 million gallons of biodiesel each year.

•	Riksch Biofuels L.L.C., located in Crawfordsville, Iowa, is capable of producing 10 million gallons of biodiesel each year.

•
East Fork Biodiesel, LLC, finished construction on its 60 million gallon per year plant in Algona, Iowa, currently making it the largest biodiesel producer in Iowa. However, this plant is not currently operating. This biodiesel plant was constructed by and is currently managed by REG, Inc. and can only process refined soy oil into biodiesel

In addition, at least two other companies have plants under construction in Iowa. Maple River Energy, LLC has a 5 million gallon per year facility under construction. Finally, Soy Energy, LLC was constructing a 30 million gallon per year biodiesel plant in Marcus, Iowa, but has suspended plant construction at this time.
Because of current adverse economic conditions affecting the biodiesel industry, several of these plants have either curtailed production or stopped production completely.
If the new plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 350 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. Southern Iowa BioEnergy, LLC announced plans to build a 40 million gallon per year multi-feedstock plant near Osceola, and Farmer’s Cooperative Company announced plans to construct a 30 million gallon per year multi-feedstock plant near Marble Rock. Additionally, Hawkeye BioEnergy, LLC announced plans to construct a 60 million gallon per year multi-feedstock plant near Camanche. Northern Bio Energy, LLC has announced plans to construct a 60 million gallon per year biodiesel facility near Estherville, and Natural Innovative Renewable Energy, LLC has announced plans to construct a 60 million gallon per year plant in Plymouth County. None of these plants are currently under construction.
The following map produced by the National Biodiesel Board indicates the locations of most of the active plants in the United States as of January 18, 2008 (the last date for which data is currently available from the National Biodiesel Board). Active plants are those companies that are actively producing biodiesel. Companies in the earlier stages of the process are not represented on this map.

Commercial Biodiesel Production Plants (January 25, 2008)
Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf
The following table provides a list of the active biodiesel plants in the United States as of January 25, 2008, as reported by the National Biodiesel Board. Some newly constructed plants, are not listed.

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
AL
	Alabama Biodiesel Corporation	Moundville		Soy
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soy
	Eagle Biodiesel, Inc.	Bridgeport	30,000,000	Soy
	Independence Renewable Energy Corp	Perdue Hill	40,000,000	Multi Feedstock
AR
*	FutureFuel Chemical Company	Batesville	24,000,000	Multi Feedstock
	Patriot Biofuels	Stuttgart	3,000,000	Multi Feedstock
AZ
	Amereco Arizona, LLC	Arlington	15,000,000	Multi Feedstock
	Performance Biofuels, LLC	Chandler
CA
	Bay Biodiesel, LLC	San Jose	3,000,000	Multi Feedstock
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Central Valley Biofuels, LLC	Orange Cove	2,000,000	Multi Feedstock
	East Bay Biofuels	Richmond
	Energy Alternative Solutions, Inc.	Gonzales	1,000,000	Multi Feedstock
	Imperial Valley Biodiesel, LLC	El Centro	3,000,000

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	Wright Biofuels, Inc.	San Jacinto	5,500,000	Multi Feedstock
	Yokayo Biofuels, Inc.	Ukiah	300,000	Recycled Cooking Oil
CT
	Bio-Pur Inc.	Bethlehem	1,000,000	Multi Feedstock Yellow Grease, Tallow, Soy, Poultry
	CT Biodiesel, LLC	Cheshire	4,000,000	Fat
FL
	Agri-Source Fuels, Inc.	Dade City	30,000,000	Multi Feedstock Soy, Animal Fats,
*	World Energy Alternatives, LLC	Lakeland	18,000,000	Yellow Grease
GA
	Alterra Bioenergy of Middle Georgia, LLC	Gordon	15,000,000	Soy
	BullDog BioDiesel	Ellenwood	20,000,000	Multi Feedstock
	ECO Solutions, LLC	Chatsworth	25,000,000	Multi Feedstock Plant Oils, Animal
	Georgia Biofuels Corp.	Loganville	1,000,000	Fats
	Middle Georgia Biofuels	East Dublin	1,500,000	Poultry Fat
*	Peach State Labs	Rome		Soy
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soy
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	500,000	Multi Feedstock
	Pacific Biodiesel	Honolulu	1,000,000	Multi Feedstock
IA
*	AGP	Sergeant Bluff	30,000,000	Soy
*	Cargill	Iowa Falls	37,500,000	Soy
	Central Iowa Energy, LLC	Newton	30,000,000	Multi Feedstock
	East Fork Biodiesel, LLC	Algona	60,000,000	Soy
	Freedom Fuels, LLC	Mason City	30,000,000	Soy
	Iowa Renewable Energy, LLC	Washington	30,000,000	Multi Feedstock
*	Renewable Energy Group, Inc.	Ralston	12,000,000	Soy
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn Oil
	Soy Solutions	Milford	2,000,000	Soy
	Tri-City Energy	Keokuk	5,000,000	Soy
	Western Dubuque Biodiesel	Farley	30,000,000	Soy
*	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
ID
	Blue Sky Biodiesel, LLC	New Plymouth	10,000,000	Soy
IL
	Heartland Biodiesel, Inc.	Marion	3,000,000	Soy
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soy
	Midwest Biodiesel Products, Inc.	South Roxanna	30,000,000	Soy
*	Stepan Company	Millsdale	22,000,000	Soy
IN
	e-biofuels, LLC	Middletown	25,000,000	Soy
	Evergreen Renewables	Hammond	5,000,000	Soy
	Heartland Biofuel	Flora	450,000	Soy
	Integrity Biofuels	Morristown	10,000,000	Soy
	Louis Dreyfus Agricultural Industries, L	LC Claypool	80,000,000	Soy
KS
	Healy Biodiesel, Inc.	Sedgwick	1,000,000	Recycled Cooking Oil
	Krystal Clean Biofuels	Kansas City		Multi Feedstock
	Salemby Resources	Burden		Canola
KY
*	Griffin Industries	Butler	1,750,000	Multi Feedstock
	Owensboro Grain	Ownesboro	50,000,000	Soy
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soy

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
LA
	Allegro Biodiesel Corporation	Pollock	12,000,000	Soy
MA
	MPB Bioenergy, LLC	West Bridgewater	500,000	Recycled Cooking Oil
MD
	Greenlight Biofuels, LLC	Princess Anne	4,000,000	Multi Feedstock
	Maryland Biodiesel	Berlin	1,000,000	Soy
MI
	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Multi Feedstock
	NextDiesel	Adrian	20,000,000	Multi Feedstock
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000	Multi Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
*	Minnesota Soybean Processors	Brewster	30,000,000	Soy
*	Soymor	Albert Lee	30,000,000	Soy
MO
	AGP	St. Joseph	29,900,000	Soy
	Global Fuels, LLC	Dexter	3,000,000	Multi Feedstock
	Great River Soy Processing Cooperative	Lilbourn	5,000,000	Soy, Poultry Fat
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock
	Mid America Biofuels, LLC	Mexico	30,000,000	Soy
	Missouri Better Bean	Bunceton	15,000,000	Multi Feedstock
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock
	Prairie Pride	Deerfield	30,000,000	Soy
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Delta Biofuels, Inc.	Natchez	80,000,000	Multi Feedstock
	North Mississippi Biodiesel	New Albany	7,000,000	Soy
	Scott Petroleum Corporation	Greenville	20,000,000	Multi Feedstock
	Universal Bioenergy North America, Inc.	Nettleton	10,000,000
NC
	Blue Ridge Biofuels	Asheville	1,000,000	Multi Feedstock
	Evans Environmental Energies, Inc.	Wilson	6,000,000
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock
	Gortman Biofuel, LLC	Winston Salem	100,000
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Multi Feedstock
	Piedmont Biofuels	Pittsboro	4,000,000	Multi Feedstock
	Smoky Mountain Biofuels, Inc.	Dilsboro	1,500,000	Multi Feedstock
	Traingle Biofuels Industries, Inc.	Wilson	3,000,000	Multi Feedstock
ND
	ADM	Velva	85,000,000	Canola
	All American Biodiesel	York	2,000,000	Soy
NE
	Horizon Biofuels, Inc.	Arlington	500,000	Animal Fat
	Northeast Nebraska Biodiesel, LLC	Scribner	5,000,000	Soy
	Wyobraska Biodiesel, LLC	Gering	10,000,000	Soy
NJ
	Fuel Bio One, LLC	Elizabeth	50,000,000	Multi Feedstock
	Innovation Fuels	Newark	40,000,000	Multi Feedstock
NM
	Rio Valley Biofuels, LLC	Anthony	500,000	Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	8,000,000	Multi Feedstock
OH
	Agrifuels, LLC	Breman	1,000,000	Multi Feedstock
	American Ag Fuels, LLC	Definance	7,000,000	Multi Feedstock
	American Made Fuels, Inc.	Canton	5,000,000	Soy
	Center Alternative Energy Company	Cleveland	5,000,000	Soy, Choice White Grease
	Jatrodiesel, Inc.	Miamisburg	5,000,000	Multi Feedstock
*	Peter Cremer	Cincinnati	30,000,000	Soy

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
OK
	Earth Biofuels, Inc.	Durant	10,000,000	Multi Feedstock
	Tulsa Biofuels, LLC	Tulsa
OR
	Green Fuels of Oregon, Inc.	Klamath Falls	1,000,000	Canola
	SeQuential-Pacific Biodiesel, LLC	Salem	1,000,000	Multi Feedstock
PA
	Biodiesel of Pennsylvania, Inc.	White Deer	1,500,000	Soybean Oil
	Keystone BioFuels, Inc.	Shiremanstown		Multi Feedstock
	Lake Erie Biofuels	Erie	45,000,000	Soy
	Middletown Biofuels, LLC	Middletown	2,000,000	Soy
	Soy Energy, Inc.	New Oxford	1,500,000	Soy
	United Biofuels, Inc.	York	1,500,000	Soy
	United Oil Company	Pittsburgh	5,000,000	Multi Feedstock
RI
	Mason Biodiesel, LLC	Westerly	2,500,000	Soy
	Newport Biodiesel, LLC	Newport	300,000	Recycled Cooking Oil
SC
*	Carolina Biofuels, LLC	Greenville	5,000,000	Soy
	Ecogy Biofuels, LLC	Estill	30,000,000	Soy
	Southeast BioDiesel, LLC	Charleston	8,000,000	Multi Feedstock
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Soy
TN
	BIG Biodiesel, LLC	Pulaski	150,000	Soy
	Biofuel of Tennessee, LLC	Decaturville	10,000,000	Soy
	Blue Sky Biodiesel, Inc.	Wartburg	3,000,000	Multi Feedstock
	Freedom Biofuels, Inc.	Madison	12,000,000	Soy
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Soy
	Nu-Energie, LLC	Surgoinsville	10,000,000	Multi Feedstock
	NuOil	Counce	1,500,000	Soy
	SunsOil, LLC	Athens	1,500,000	Multi Feedstock
TX
	Agribiofuels, LLC	Dayton	12,000,000	Cottonseed, Soy
	AgriMax Fuels, LLC	Channelview	3,000,000	Soy
	Biodiesel Industries of Greater Dallas-Fort Worth	Denton	3,000,000	Multi Feedstock
	BioSelect Fuels (GBBLP)	Galveston	30,000,000	Multi Feedstock Cottonseed, Soy,
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Canola
	Central Texas Biofuels	Giddings	600,000	Waste Vegetable Oil
	Double Diamond Biofuels, Inc.	Dimmitt	3,000,000	Canola
	GeoGreen Fuels, LLC	Gonzales	3,000,000	Multi Feedstock
				Multi Feedstock
	Green Earth Fuels of Houston, LLC	Galena Park	90,000,000	Cottonseed, Animal
	Greenlight Biofuels, Ltd.	Littlefield	5,000,000	Fats
*	Huish Detergents	Pasadena	15,000,000	Palm
*	Johann Haltermann Ltd	Houston	20,000,000	Soy
	Kemlink Energy, Inc.	Pasadena	2,500,000	Multi Feedstock
	Momentum Biofuels, Inc.	Pasadena	20,000,000	Multi Feedstock
	New Energy Fuels, Inc.	Waller	5,000,000	Multi Feedstock
	New Fuel Company	Dallas	250,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	30,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,500,000	Multi Feedstock
	Safe Renewable Corp.	Conroe	30,000,000	Multi Feedstock
	Smithfield Bioenergy LLC	Cleburne	12,000,000	Multi Feedstock
	SMS Envirofuels	Poteet	6,000,000	Soy
	Valco Bioenergy	Harlingen	3,000,000	Recycled Cooking Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
UT
	Denali Industries, LLC	American Fork	3,800,000	Multi Feedstock
VA
	Cheasapeake Custom Chemical	Ridgeway	5,500,000	Multi Feedstock
	RECO Biodiesel, LLC	Richmond	6,000,000	Multi Feedstock
	Renroh Environmental Company	South Boston	80,000
	Virginia Biodiesel Refinery	New Kent	7,000,000	Soy
WA
	Central Washington Biodiesel, LLC	Ellensburg		Multi Feedstock
	Gen-X Energy Group, Inc.	Burbank	15,000,000	Multi Feedstock
	Imperium Grays Harbor	Hoquiam	100,000,000	Multi Feedstock
*	Seattle Biodiesel	Seattle	5,000,000	Soy, Canola
	Standard Biodiesel USA Inc.	Arlington	5,000,000	Waste Vegetable Oil
	TG Energy, Inc.	Ferndale	3,000,000	Multi Feedstock
WI
	Best Biodiesel, Inc.	Cashton	10,000,000	Multi Feedstock
	Sanimax Energy Inc.	Deforest	20,000,000	Multi Feedstock
	Walsh Bio Diesel, LLC	Mauston	5,000,000	Soy
WV
	AC & S, Inc.	Nitro	3,000,000	Soy

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.
The majority of plants, and many of the largest biodiesel producers, utilize soybean oil. Accordingly, we must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of our raw materials, such as soybean oil and animal fats. Although a majority of plants utilize soybean oil, this may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. Research is currently underway to develop technology to produce biodiesel from alternative feedstocks such as algae. Furthermore, producers may increasingly design their plants with the capability to use multiple feedstocks. However, we expect that increases in biodiesel production will likely continue to increase the cost of soybean oil. This will make it more expensive for us to produce our biodiesel from soybean oil and will reduce our profit margins from soybean oil based biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. The reason for this inability to pass along increased costs is that in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins. If we continue to experience high feedstock costs for a sustained period of time, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated. This could require us to temporarily or permanently shutdown the biodiesel plant, which would adversely affect our ability to generate profits.
Many current plants are capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever is provides the greatest return at any given time. This is beneficial because the cost of feedstock is the highest cost associated with biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity and lower nitrogen oxide (NOx) emissions. However, some purchasers of animal fat-based biodiesel may believe that it is not suitable for use during the winter months in colder climates due to its tendency to gel at lower temperatures. This could limit our ability to sell animal fat-based biodiesel during winter months.

Competition from Other Fuel Sources
Biodiesel Competition
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Recently, the price of diesel fuel has steadily increased, reaching record high prices in early November 2007 and continuing to increase. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In Iowa, the price for B100 biodiesel, which is 100% biodiesel, was approximately $4.40 to $4.65 per gallon for the week of February 8, 2008, according to the USDA’s Weekly Ag Energy Round-Up report. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our equity.
At least one large oil company has recently announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel. However, as a result of an April 2007 Internal Revenue Service interpretation of the application of certain biodiesel tax credits created under the Energy Policy Act of 2005, renewable diesel processed in traditional petroleum-refining equipment is currently eligible for the $1.00 per gallon blenders’ tax credit. Opponents of the recent IRS interpretation argue that the blenders’ tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the recent interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. In April 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. Because renewable diesel is currently eligible for the blenders’ tax credit, other large oil companies may also decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than us. Furthermore, oil refiners may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons, with a few exceptions like Archer Daniels Midland’s 85 million gallon per year biodiesel plant in North Dakota or Imperium Renewables’ 100 million gallon per year biodiesel plant in Washington. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely impacted.
In addition, the Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that is made available for retail sale beginning in October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel, which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of your investment.
Glycerin Competition
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. According to the September 2006 edition of Biodiesel Magazine, annual consumption of glycerin in the United States from 2003 to 2005 ranged between 400 million and 450 million pounds and the biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around $0.02 per pound or less. Some smaller plants were even forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. According to the Jacobsen Publishing Company’s Biodiesel Bulletin, some biodiesel producers were even paying $0.03 to $0.04 per pound to dispose of crude glycerin. However, as of September 2007, the Biodiesel Magazine reported that there has recently been a steady, gradual increase in glycerin prices and further reported that REG, Inc. our biodiesel and glycerin marketer, was receiving between $0.06 and $0.10 per pound for unrefined glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product. If the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin. We are currently selling our glycerin at approximately $0.17 to $0.22 per pound.

REG currently markets the glycerin produced at our plant under our management and operational services agreement. However, as biodiesel production continues to grow, glycerin production will also increase. If the market becomes saturated due to excess glycerin production, our ability to market our glycerin may be limited. Low glycerin prices may also limit our ability to generate revenues through the sale of our co-product. This may negatively affect the profitability of our business.
While crude glycerin prices remain low, the Biodiesel Magazine reports that as of September 2007 refined glycerin was receiving approximately $0.30 to $0.40 per pound. This has prompted some of our competitors, such as Cargill Inc. and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. In Iowa Falls, Iowa, Cargill, Inc. has built a 30 million pound per year glycerin refinery near its 37.5 million gallon per year biodiesel production plant. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
The Biodiesel Magazine reported in December 2007 that some researchers are currently developing technology that converts glycerin, a byproduct of biodiesel production, into ethanol. Ethanol made from glycerin may be cheaper to produce than ethanol made from corn, as glycerin does not require the extensive pre-processing steps required for corn. Research is also underway to develop methods of converting glycerin into propylene glycol, which is a compound used in a variety of industrial products, including paints, polyester resins, lubricants, antifreeze and cosmetics. Accordingly, development of these technologies could increase the demand for glycerin. However, such technologies are still currently under development and there is no assurance that such technologies will become readily available or that they would increase demand for glycerin.
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin.
Dependence on One or a Few Major Customers
As discussed above, we entered into a management and operational services agreement with REG, Inc. under which REG, Inc. has agreed to market all of the biodiesel and glycerin produced at our biodiesel facility. Accordingly, we do not have our own sales force. Therefore, we are highly dependent upon REG, Inc. for the successful marketing of our products. Under our agreement, REG, Inc. provides market analysis of biodiesel supply and demand; market access to distribution channels developed by REG, Inc.; analysis and audit of biodiesel customers; marketing specialists and sales representatives for the development of sales opportunities and customer relationships; transportation and logistics for biodiesel shipment; and invoicing and accounts receivable management. If REG, Inc. breaches the agreement or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel. Our lack of a sales force and reliance on a third party to sell and market our products may place us at a competitive disadvantage. Any loss of REG, Inc. as the marketer for our products or any inability by REG, Inc. to successfully market our products could have a significant adverse impact on our revenues.
Under our management and operational services agreement, REG, Inc. has also agreed to procure all of the feedstock and chemical inputs necessary for the production of biodiesel at our facility. Therefore, we are highly dependent on REG, Inc. not only for the successful marketing of our products, but for the procurement of adequate supplies of the inputs necessary to produce our products. Any loss of our relationship with REG, Inc. could have a significant adverse impact on our ability to generate revenues, as we would not have any other agreements in place with additional suppliers for the acquisition of feedstock and chemical inputs. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units.

Furthermore, as discussed under “DESCRIPTION OF BUSINESS — Competition” and “RISK FACTORS,” we are in direct competition with REG, Inc. and any failure by REG, Inc. to comply with the terms of our agreement could negatively impact our ability to generate revenues. Likewise, if REG, Inc. places the interests of other biodiesel plants which it manages ahead of our interests, our profitability may be negatively impacted. Although we expect that we would be able to secure alternative marketers or feedstock suppliers if necessary, we have no agreements with alternative marketers or suppliers at this time and there is no assurance that we would be able to obtain them if necessary. See “DESCRIPTION OF BUSINESS — Distribution of Principal Products” or “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Plant Management, Feedstock Procurement and Marketing” for a discussion of our agreement with REG, Inc.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Des Moines for the discharge of our wastewater into its wastewater disposal system. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS— Permitting.” Thompson Environmental Consulting, Inc. assisted us in obtaining all of our required permits and continues to provide us assistance in ongoing permitting issues. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. We spent approximately $200,000 for fiscal year ended 2007 in complying with federal, state and local environmental laws. We estimate that we will spend approximately $250,000 in 2008 in complying with federal, state, and local environmental laws over the next twelve months.
We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.
The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which would increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of biodiesel. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
As of March 1, 2008, we currently have 26 full-time employees. We expect to hire two additional employees in the near future to fulfill two vacant positions. Our general manager and operations manager are employed by REG, Inc. and placed at our facility pursuant to our management and operational services agreement. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Employees.”
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

Risks Related to Our Business
We have a limited operating history. We organized our company in 2004 and commenced production of biodiesel at our plant in May 2006. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside of our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. There is no assurance that our future financial performance will improve. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short amount of time. Some of these risks relate to our potential inability to:
•	effectively manage our business and operations;

•	recruit and retain key personnel; and

•	develop new products that complement our existing business.
If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.
We experienced a net loss during the 2007 fiscal year and may not operate profitably in the future. For our fiscal year ended December 31, 2007, we incurred a net loss of $2,588,875. There is no assurance that we will be successful in our efforts to operate the biodiesel plant or that we will be able to operate profitably in the future. The biodiesel industry is experiencing very high raw material costs relative to biodiesel prices, making profit margins very small or nonexistent. This has resulted, and may continue to result, in a situation where our costs of producing biodiesel are more than the price we receive for our biodiesel. We have also been experiencing decreasing demand for our biodiesel. During the fourth quarter for the fiscal year ended December 31, 2007, we operated at approximately 75% of our nameplate capacity, and we anticipate that we will continue to operate at approximately 75% of nameplate capacity for the first fiscal quarter of 2008. Should we continue to endure the current high raw material costs without an increase in the price we receive for our biodiesel, we may have to continue to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
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
Our business is sensitive to demand for biodiesel and glycerin. Our results of operations and financial conditions are significantly affected by the demand for our biodiesel and glycerin. As of February 2008, we are currently operating at approximately 75% of our nameplate capacity. Although we anticipate producing at a higher percentage of our nameplate capacity in the future, market forces may require us to continue operating below our nameplate capacity. If we operate at less than full capacity for a sustained period of time, our ability to generate revenues and our profit margins will decrease.
Our business is sensitive to feedstock prices. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Biodiesel production at our plant requires significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased profits. If we continue to experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant.

Our biodiesel plant processes primarily soybean oil and animal fats, and the cost of feedstock represents approximately 70%-90% of our cost of production. Historically, the price of soybean oil has been volatile, with increased volatility occurring recently. The United States Department of Agriculture’s (“USDA”) February 2008 Oil Crops Outlook report provides that the average January 2008 soybean oil price surged to $0.498 per pound, which is up approximately 56% from one year ago. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. However, increasing feedstock costs have spurred the development of additional crushing facilities across the country. We expect to compete with them and other plants for feedstock origination. Competition for raw soy oil, animal fats and other feedstock may increase our cost of feedstock and harm our financial performance and reduce the value of our units. Any inability to obtain adequate quantities of feedstock at economical prices will result in increased costs and result in increased losses.
We are in competition with REG, Inc., our design-builder and manager, which could place us at a competitive disadvantage and cause a conflict of interest for our manager. We entered into an agreement with REG, Inc. to design, engineer and build the processing facility. In addition, we have contracted with REG, Inc. for management, feedstock procurement and marketing services for our plant. We are highly dependent upon REG, Inc. to procure our inputs and market our products. We are also highly dependent upon REG, Inc.’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. Further, if our plant should fail to operate at the level anticipated by us in our business plan, we will rely on REG, Inc. to adequately address such deficiency. REG, Inc. operates its own biodiesel production facility in Ralston, Iowa and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG, Inc., our former design-builder and current plant manager, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG, Inc. for employees. Because REG, Inc. operates its own biodiesel production facility and competes with us in many aspects of our business, REG, Inc. may have a conflict of interest in managing our plant. Although we have entered into a management and operational services agreement with REG, Inc. for management and marketing services, there is no assurance that REG, Inc.’s performance of these services is not compromised by its own biodiesel production operations.
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
We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent upon our directors to operate the biodiesel plant. Most of our directors are experienced in business generally but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors. REG, Inc. has hired Larry Breeding to be general manager and Joe Reed to be operations manager of the plant and they have experience with production facilities. However, REG, Inc. may not be successful in retaining such individuals because of the competitive market for such individuals. New plants are continually being constructed and there are a limited number of individuals with expertise in this area. In addition, REG, Inc. may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. REG, Inc.’s failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure. If Western Iowa Energy fails, our members could lose all or substantially all of their equity interest.
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
If REG, Inc. does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Our reliance on REG, Inc. may place us at a competitive disadvantage. Any loss of this relationship with REG, Inc. may result in the failure of our business. Significant costs and delays would likely result from the need to find other consultants or marketers. In addition, any failure to perform under our agreement by REG, Inc. may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our members could lose all or substantially all of their equity interest.
REG, Inc. has also announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and it already owns a biodiesel plant. This means that REG, Inc. and its affiliates are competitors as well as management and construction service providers.
We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and other commodities and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. Alternatively, we may choose not to engage in hedging transactions. As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
Hedging activities themselves can result in increased costs because price movements in soybean oil contracts and other commodity contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil and other commodities. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant. The Board of Directors of WIE has established a Risk Management committee to oversee and closely monitor hedging activities for WIE.
As of December 31, 2007, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $1,936,375. At December 31, 2006, we recorded a net asset for these derivative instruments of $1,276,749. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales for fiscal year ended December 31, 2007. This is due primarily to losses realized on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. We had a short position with respect to home heating oil, which climbed to record high prices in 2007, resulting in significant hedging losses. We have recorded an increase (decrease) to cost of sales of $2,594,301 and ($1,251,009), related to derivative contracts for the years ended December 31, 2007 and 2006, respectively.
Risks Related to Operation of the Biodiesel Plant
We depend on key suppliers, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of our units. We are highly dependent upon REG, Inc. or its affiliates for the operations of the plant. Should REG, Inc. fail to perform in any manner significant to our operations, our project could fail and our members could lose some or all of the value of their investment. Further, we are depending on REG, Inc.’s assessment of the cost and feasibility of operating our plant. If REG, Inc.’s assessment of the cost and feasibility of operating our plant are incorrect, we may encounter unforeseen costs or difficulties in the operation of our plant which could affect our profitability or force us to abandon our business.

We are also highly dependent upon REG, Inc.’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. Further, if our plant does not continue to operate to the level anticipated by us in our business plan, we will rely on REG, Inc. to adequately address such deficiency. REG, Inc. may not be able to address such deficiency in an acceptable manner. Failure to do so could cause us to cease production of biodiesel, either temporarily or permanently, which could damage our ability to generate revenues and reduce the value of our units.
We are highly dependent upon REG, Inc. to procure our inputs and market our products. If REG, Inc. does not perform its obligations pursuant to our management and operations services agreements we may be unable to specifically enforce our agreement which could negatively affect the value of our units. Our reliance on REG, Inc. may place us at a competitive disadvantage. Our reliance on REG, Inc. is of particular concern given that REG, Inc. has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and REG, Inc. already owns one biodiesel plant. This means that REG, Inc. and its affiliates are competitors for many aspects of our business including: feedstock procurement, biodiesel marketing, as well as management service providers and employees.
Technological advances could significantly decrease the cost of producing biodiesel or result in the production of higher-quality biodiesel, and if we are unable to adopt or incorporate technological advances into our operations, our plant could become uncompetitive or obsolete. We expect that technological advances in the processes and procedures for processing biodiesel will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our plant less efficient or obsolete, or cause the biodiesel we produce to be of a lesser quality. Advances and changes in the technology of biodiesel production are expected to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. These advances could also allow our competitors to produce biodiesel at a lower cost than we are able. The plant is a single-purpose facility and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Biodiesel Industry
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2007, approximately 450 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce approximately 6.65% of the 2007 domestic supply. In addition, many biodiesel plants do not operate at full capacity. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of existing biodiesel plants as of January 2008 is approximately 2.24 billion gallons per year. Further, plants under construction and expansion as of January 2008, if completed, are expected to result in another 1.23 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.47 billion gallons. Thus the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory and judicial decision makers and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result.

Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. According to the September 2006 issue of Biodiesel Magazine, consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for 2003 to 2005. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around $0.02 per pound or less. According to the September 2006 issue of Biodiesel Magazine, some smaller plants were even forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. However, as of September 2007, the Biodiesel Magazine reported that there has recently been a steady, gradual increase in glycerin prices and further reported that REG, Inc., our biodiesel and glycerin marketer, was receiving between $0.06 and $0.10 per pound for unrefined glycerin. REG, Inc. currently sells our glycerin for approximately $0.17 to $0.22 per pound. However, if the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase at a rapid pace. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock prices to our biodiesel customers. We cannot pass along increased feedstock prices to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated. Furthermore, REG, Inc. has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and it currently owns a biodiesel plant. This means that REG, Inc. and its affiliates are competitors for a limited supply of feedstock as well as management and construction service providers.
The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In January 2008, the National Biodiesel Board estimated there were 171 active plants with an annual production capacity of 2.24 billion gallons annually. Another 57 plants were currently under construction and an additional 3 plants were expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.23 billion gallons per year and, if realized, would push national biodiesel production capacity to approximately 3.47 billion gallons per year.

We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, owns a 37.5 million gallon plant in Iowa Falls, Iowa. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., has constructed an 85 million gallon plant in Velva, North Dakota to process canola oil into biodiesel. Additionally, Green Earth Fuels operates an 85 million gallon per year plant in Houston, Texas and Imperium Renewables recently completed construction of its 100 million gallon per year biodiesel plant in Grays Harbor, Washington in August of 2007, making it one of the largest biodiesel producers in the country. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, lower prices for biodiesel may result which would adversely affect our ability to generate profits and adversely affect our financial obligations.
As the production of biodiesel fuel increases there may not be an adequate supply of railroad tank cars or trucks to distribute the biodiesel fuel produced by our plant. As more of the biodiesel production plants under construction and in the planning phase begin production, there exists an increasingly large supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail tank cars or trucks to distribute the fuel which is produced. This problem has affected the agriculture industry for years and there are already reports of rail tank car shortages becoming a problem for the biodiesel industry.
Risks Related to Biodiesel Production
The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues. In February 2008, the USDA reported that domestic soybean oil prices surged in January 2008 to a monthly average of $0.498 per pound compares to the December 2007 average of $0.452 per pound. In the USDA’s January 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007-2008 forecast being $0.45 to $0.49 per pound. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of February 8, 2008 was even higher, ranging from $0.48 to $0.52 per pound. The twenty-year average price for soybean oil is approximately $0.21 per pound. December soybean oil future contracts at the end of September exceeded $0.54 per pound. This is significantly higher than the soybean oil prices we anticipated prior to constructing the biodiesel plant. This increase in forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12-year low. Our plant is capable of using alternate feedstocks, including animal fats. However, demand and price are increasing for alternatives as well. In the February 2008 Oil Crops Outlook, the USDA predicted lard and edible tallow will cost approximately $0.29 and $0.27 per pound, respectively, in 2006-2007, up from $0.22 and $0.19, respectively, in 2005. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 to $0.36 to $0.40 for lard and $0.37 to $0.42 for edible tallow. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant, either temporarily or permanently. Shut downs or the persistence of recent high feedstock costs, or any further increase of feedstock costs, may reduce our revenues from operations which could decrease or eliminate the value of our units.
Declines in the prices of biodiesel and its co-product will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its primary co-product, i.e., glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production capacity of biodiesel continues to rapidly expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.
As of December 2007, we are operating at approximately 75% of our nameplate capacity due to seasonal decline in the demand for biodiesel. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. We expect that we will continue to operate at approximately 75% capacity during the first quarter of the 2008 fiscal year due to decreased biodiesel demand. If we continue to operate at less than full capacity, this would have a negative impact on our revenues.

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
Our business is sensitive to feedstock costs and the availability of adequate supplies of feedstock. Changes in the cost and availability of our feedstock may hinder our ability to generate revenue and reduce the value of our units. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Changes in the cost and supply of feedstock are subject to and determined by market forces over which we have no control. REG, Inc. has agreed to procure adequate quantities of feedstock for our plant at competitive prices. We still pay for our feedstock, however, and may pay varying prices for it, depending upon the terms under which REG, Inc. can obtain feedstock. Because there is little or no correlation between the cost of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs may result in decreased profitability. If we experience a sustained period of high feedstock costs, such costs may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated which could decrease or eliminate the value of our units.
If we are forced to temporarily cease operating our biodiesel plant for any reason, we might not be able to meet our current liabilities or our losses may be increased. If we are forced to temporarily cease operations at our biodiesel plant, either because we cannot sell the biodiesel we are producing, because of defects in our equipment at the plant, due to violations of environmental law, or any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
We are at a disadvantage in marketing our glycerin because our plant will not produce pharmaceutical grade glycerin, thereby decreasing the market for the glycerin we produce. The price of glycerin has decreased dramatically in the United States due to oversupply in part from increased biodiesel production. A major use of glycerin is in the production of drugs. The glycerin our plant produces, however, is not pharmaceutical grade glycerin. This limits our ability to market the glycerin produced by our biodiesel plant. The glycerin we produce has to be purified in order for it to be used in pharmaceutical applications. However, any glycerin produced from the production of animal fat-based biodiesel cannot be used in such pharmaceutical applications. Since the market in which we can sell our glycerin is limited, we might not be able to sell all of the glycerin we produce or we may not be able to sell our glycerin at a favorable price. If we cannot sell all of the glycerin we produce or cannot sell it at a favorable price, our ability to operate our biodiesel plant profitably might be adversely affected which could decrease the value of our units.
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
Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is highly dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and is present in the United States. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such increase in cost would increase the cost of producing our biodiesel and increase our loss from operations.

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
The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs. We anticipate that approximately 10% of our biodiesel sales for the first quarter of 2008 will be animal fat-based biodiesel.
Our reliance upon third parties for feedstock supply may hinder our ability to profitably produce our biodiesel. In addition to being dependent upon the availability and price of feedstock supply, we are dependent on relationships with third parties, including feedstock suppliers. We have entered into a management and operational services agreement with REG, Inc. REG, Inc. anticipates acquiring our feedstock from third parties. Assuming that REG, Inc. can establish feedstock relationships, suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units.
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

Risks Related to Our Financing Plan
We are in violation of certain restrictive covenants contained in the loans agreements under which we obtained financing for the construction of our biodiesel plant. We have undertaken significant borrowings to finance the construction of the biodiesel plant. Our loan agreements with our lender contains restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital Resources.” In addition, the covenants may restrict our ability to make distributions on the units without the prior consent of our lender. Failure to comply with these covenants may constitute an event of default under our loan agreements. As of December 31, 2007, we were not in compliance with the tangible net worth or working capital covenants contained in our master loan agreement, as amended. We have been in communication with our lender as to the steps we need to take to resolve this situation and our lender has waived our noncompliance with the tangible net worth and working capital covenants as of December 31, 2007 and January 31, 2008. In addition, our lender has agreed to waive possible noncompliance with our tangible net worth and working capital covenants at February 29, 2008 and March 31, 2008, provided actual levels do not fall below $25,000,000 and $5,500,000, respectively. However, no assurances can be given that we will be in compliance with any of the loan covenants contained in our loan agreements during our entire 2008 fiscal year. Further, no assurance can be given that our lender will be willing to continue to waive any such non-compliance with one or more of these loan covenants during our 2008 fiscal year. A declaration of default under the loan agreements would have a material adverse impact on the Company’s financial condition and results of operations and could result in the acceleration of payments due under the agreement, imposition of higher interest rates or default, or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets.
Our auditor has raised doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in the accompanying financial statements, our current and projected non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has caused our auditor to raise doubts about our ability to continue as a going concern. See Note 14 to the financial statements. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. We failed to comply with our tangible net worth and working capital covenants as of December 31, 2007, and our lender has agreed to waive such non-compliance. In addition, we may continue to fail to comply with one or more of our loan covenants, including the working capital and tangible net worth covenants, either continually or periodically throughout the Company’s 2008 fiscal year. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the steps we need to take to resolve this situation and our lender has waived our noncompliance with the tangible net worth and working capital covenants as of December 31, 2007 and January 31, 2008. In addition, our lender, in cooperation with our management has agreed to waive possible noncompliance with our tangible net worth and working capital covenants at February 29, 2008 and March 31, 2008, provided respective actual levels do not fall below $25,000,000 and $5,500,000, respectively. There can be no assurance that our lender will continue to waive any failure to comply with any one or more of the loan covenants for our 2008 fiscal year. In the event our lender declared a default under the loan agreements and elected to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.

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
A change in environmental regulations or violations thereof could be expensive and increase our losses. We are subject to extensive air, water and other environmental regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impact to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. To the best of our knowledge, we have at all times been in complete compliance with these laws, regulations or permits and we have all permits required to operate our business. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to increase our losses and negatively affect our financial condition.
Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, Inc. which may cause difficulty in enforcing claims against REG, Inc. We expect that one or more employees or associates of REG, Inc. will continue to advise our directors. In addition, Nile Ramsbottom, President of REG, Inc. is currently a director for WIE. We anticipate REG, Inc. to continue to be involved in substantially all material aspects of our operations. We have entered into an agreement with REG, Inc. under which REG, Inc. acquires feedstock and the basic chemicals necessary for our operation, and to perform the sales and marketing functions for our plant. There is no assurance that our arrangements with REG, Inc. are as favorable to us as they could have been if obtained from unaffiliated third parties. In addition, because of the extensive roles that REG, Inc. has in the operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG, Inc. Such conflicts of interest may increase our losses and reduce the value of our units and could result in reduced distributions to investors.
REG, Inc. and its affiliates may also have conflicts of interest because employees or agents of REG, Inc. are involved as owners, creditors and in other capacities with other biodiesel plants in the United States. We cannot require REG, Inc. to devote its full time or attention to our activities. As a result, REG, Inc. may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant.
Risks Related to Tax Issues in a Limited Liability Company
We expect to be taxed as a partnership, however, if we are taxed as a corporation we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any company-level taxes. Instead, the members are allocated any income generated by our company based on the member’s ownership interest, and would pay taxes on the member’s share of our income. If we are not taxed as a partnership, our company would be liable for corporate level taxes which would decrease our net income which may decrease the cash we have to distribute to our members.
Members may be allocated a share of our taxable income that exceeds any cash distributions received, therefore members may have to pay this tax liability using their personal funds. We expect to continue to be taxed as a partnership. This means members are allocated a percentage of our taxable income or losses based on their ownership interest in our company. Members may have a tax liability based on their allocation of this income. We may make distributions that are less than the amount of tax members owe based on their allocated percentage of our taxable income. If this is the case, members would have to satisfy this tax liability using their personal funds.

If we are audited by the IRS resulting in adjustments to our tax returns, this could cause the IRS to audit members’ tax returns, which could lead to additional tax liability for our members. The IRS could audit our tax returns and could disagree with tax decisions we have made on our returns. This could lead to the IRS requiring us to reallocate items of income, gain, losses, deductions, or credits that could change the amount of our income or losses that is allocated to members. This could require adjustments to members’ tax returns and could lead to audits of members’ tax returns by the IRS. If adjustments are required to members’ tax returns, this could lead to additional tax liabilities for members as well as penalties and interest being charged to members.
We do not anticipate declaring distributions to members in the foreseeable future.
We have incurred a net loss of $2,588,875 as of our fiscal year ended December 31, 2007. We do not anticipate that our board of directors will be declaring distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
ITEM 2. DESCRIPTION OF PROPERTY.
Our property consists primarily of the plant and the real estate upon which the plant sits in Wall Lake, Iowa in Sac County. The plant is located on an approximately 38.3 acre site near both US Highway 20 and US Highway 30. We commenced plant operations in May 2006. Our plant has capacity to produce a total of 30 million gallons of biodiesel per year.
The completed plant consists of the following buildings:
•	Principal office building

•	Processing building

•	Pretreatment building

•	Loading/receiving building

•	Storage warehouse

•	Storage tank farm

•	Iron treatment facility
Substantially all of our property, real and personal, serves as the collateral for our debt financing with Farm Credit Services of America, FLCA. Money borrowed under an Iowa Department of Economic Development loan is also secured by substantially all of the Company’s assets, but is subordinate to the agreements with Farm Credit Services of America, FLCA. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital Resources.”
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of our fiscal year ended December 31, 2007.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. Our qualified matching service has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service” as well as state and federal securities laws. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a public reporting company, we will continue to make information about the Company publicly available on our website.
There are detailed timelines that must be followed under the qualified matching service rules and procedures with respect to offers and sales of membership units. All transactions must comply with the qualified matching service rules, our operating agreement, and are subject to approval by our board of directors.
The following table contains historical information by fiscal quarter for the past two fiscal years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company’s units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Completed Unit Transactions
Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2006 1st	$—	$—
2006 2nd	$—	$—
2006 3rd	$—	$—
2006 4th	$1,300	$2,820
2007 1st	$1,800	$2,500
2007 2nd	$1,200	$1,950
2007 3rd	$1,200	$1,950
2007 4th	$1,100	$1,200
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily trade on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause WIE to be deemed a publicly traded partnership.

Unit Holders
As of March 1, 2008, we had 724 unit holders of record and 26,447 units issued and outstanding.
Distributions
Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, subject to the covenants contained in our debt financing agreements with our lender Farm Credit Services of America. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
On February 19, 2007, our board of directors approved a cash distribution of $80.21 per membership unit for a total of $2,121,313.87 to our unit holders of record as of February 19, 2007. The distribution was paid on March 1, 2007.
We did not declare or pay any distributions during fiscal year ended December 31, 2006.
Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Western Iowa Energy are authorized for issuance.
Sale of Unregistered Securities
Neither we nor anyone acting on our behalf have sold any of the Company’s units.
Repurchases of Equity Securities
Neither we nor anyone acting on our behalf has repurchased any of the Company’s outstanding units.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives;

•	Failure to comply with loan covenants contained in our financing agreements;

•	Our ability to raise additional equity capital proceeds; and

•	Other factors described elsewhere in this report.
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
Overview
Western Iowa Energy, LLC is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Wall Lake, Iowa. In May 2006, we completed the construction of our biodiesel plant and on May 26, 2006, we began plant operations. We currently produce biodiesel and glycerin for sale. Our plant has an approximate production capacity of 30 million gallons per year. We engaged REG, Inc. to manage and direct the general operations of our plant. We currently expect to fund our operations during the next 12 months using cash flow from our credit facilities and our continuing operations.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil and animal fats from which our biodiesel and glycerin are processed; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the costs of our feedstock, such as soybean oil and animal fats, and other operating costs. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. Surplus biodiesel supplies also tend to put downward price pressure on biodiesel. Feedstock costs also greatly impact our ability to generate income. As costs for soybean oil and animal fats increase, our profit margin on each gallon of biodiesel produced is reduced. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. The price of glycerin is primarily influenced by the supply of glycerin in the marketplace. We expect these price relationships to continue for the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.
Our largest cost of production is the cost of feedstock, primarily soybean oil and animal fat. The cost of feedstock typically accounts for 70-90% of the cost of producing biodiesel. Any fluctuation in the price of feedstock will alter the return on investment our members receive. The cost of soybean oil is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control over.
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
We incurred a net loss of $2,606,253 as of our fiscal year ended December 31, 2007. The biodiesel industry has recently experienced significant increases in the costs of inputs, such as soybean oil, animal fats, and methanol. Increasing feedstock costs have made profit margins small or nonexistent. In an effort to increase our profits and reduce losses over the next 12 months, we plan to increase our production of animal fat-based biodiesel and decrease our production of soybean oil-based biodiesel, as animal fats are currently a less costly type of feedstock than soybean oil. Additionally, through our manager and biodiesel marketer, REG, Inc., we have begun exporting some of our biodiesel internationally, which we believe will return greater profits than domestic biodiesel sales. However, there is no assurance that we will be able to successfully access the international export market. Additionally, we may scale back the rate at which we produce biodiesel as we deem necessary. However, there is no guarantee that we will be able to achieve these goals or that the achievement of such goals will results in increased profits and decreased losses.
Over the past 12 months, we have completed start-up of our pretreatment facilities and the installation of our iron treatment facility.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months (1) operating our plant and engaging in the production of biodiesel; (2) procuring inputs for biodiesel production; and (3) marketing our biodiesel and its primary co-product, glycerin.
Plant Operations
We commenced plant operations on May 26, 2006. Our plant has a nameplate capacity of 30 million gallons per year of biodiesel. We produced 25,761,302 gallons of biodiesel during the fiscal year ended December 31, 2007. We sold 26,252,980 gallons of biodiesel during our fiscal year ended December 31, 2007. During the fourth quarter of our 2007 fiscal year, we operated at an average of approximately 75% of our nameplate capacity. On a few occasions, we have temporarily ceased operations due to lack of orders and lack of railcars. During these shutdowns, we conducted routine maintenance on the plant. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The rising price of inputs such as soy oil, animal fats, and methanol, however, may make it difficult to satisfy these objectives and there is no assurance or guarantee that we will be able to consistently satisfy these objectives.

Our plant was designed and constructed by REG, Inc. for $32,832,571 under our design-build agreement. We also orally agreed to issue REG, LLC 1,000 membership units in exchange for a $1,000,000 deduction from the final retainage payable to REG, LLC on the construction contract. The first 500 membership units were issued in July 2006. On December 18, 2006, the board of directors approved the issuance of 500 membership units to REG, Inc., and on January 25, 2007, effective as of December 31, 2006, we issued the remaining 500 membership units to REG, Inc. in exchange for a $500,000 deduction from the final retainage payable to REG, Inc.
REG, Inc. serves as our management company pursuant to a Management and Operational Services Agreement originally entered into with West Central Cooperative See “DESCRIPTION OF BUSINESS — Distribution of Principal Products” for a description of the services REG, Inc. provides pursuant to our agreement. The following is a description of the payment terms of the agreement:
•
General Manager and Operations Manager Pre-Production Fee. $14,000 per month for the General Manager’s services and $11,000 per month for the Operations Manager’s services during pre-production. We did not have an Operations Manager during pre-production and did not pay the monthly fee for an operations manager.

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
Pursuant to our Management and Operational Services Agreement, for the periods ending December 31, 2007 and 2006, we have incurred management and operational fees, feedstock procurement fees an marketing fees of $909,960 and $458,714, respectively. The amount payable as of December 31, 2007 and 2006 is $117,843 and $104,935, respectively. We have recorded expenses of $0 and $392,651 for the net income bonus payable to REG, Inc. for the years ended December 31, 2007 and 2006, respectively.
Completion of Construction of Pretreatment Facility
Our pretreatment facility was substantially complete in September 2006 and we completed start-up of operations of the pretreatment facility during the fourth fiscal quarter of 2006. The successful start-up of our pretreatment facilities allows us to purchase and refine crude feedstock to be used in the production of biodiesel. In addition, the successful start-up of operations that process animal fats into biodiesel has broadened the spectrum of raw materials that we can purchase to produce biodiesel.

Operating Budget and Financing of Plant Operations
We currently expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months. These costs include the cost of feedstock, chemical inputs, utilities, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Feedstock Costs	$95,600,000
Chemicals	9,200,000
Utilities	1,800,000
Other Production Costs	1,000,000
General and Administrative	6,300,000
Total operating costs	$113,900,000
The estimates in the table set forth above are based upon our limited operational experience. These are only estimates and our actual costs could be much higher due to a variety of factors outside our control, including those described above under “RISK FACTORS,” and those under “Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations” below.
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
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Additionally, prices for diesel and the costs of feedstock, including soybean oil, animal fats and methanol, have been volatile and such fluctuations in the price of feedstock may significantly affect our financial performance. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Recently, the biodiesel industry has been experiencing very high feedstock costs, causing profit margins to be small.
The costs of feedstock generally account for 70-90% of the cost to produce biodiesel. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits.
Our plant utilizes soybean oil and animal fats to produce our biodiesel. The United States Department of Agriculture’s (“USDA”) February 2008 Oil Crops Outlook report provides that the average January 2008 soybean oil price jumped to $0.4977 per pound, which is up approximately 56% from one year ago and is the highest average price since May 1984. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of February 8, 2008 was even higher, ranging from $0.5112 to $0.5337 per pound. Furthermore, the USDA forecasted that these high soybean oil prices will persist through the 2007-2008 marketing year, with a predicted price range of $0.475 to $0.515 per pound. Although our plant may be able to process vegetable oils other than soybean oil, our ability to utilize different types of vegetable oils depends on the ability to gain access to a consistent supply of feedstock at competitive prices. The graph below shows feedstock price data for soybean oil and several other types of vegetable oils, including corn oil, cottonseed oil, canola oil, and sunflower seed oil, from October 2004 through October 2007.

Vegetable Oil Prices
October 2004- October 2007
Sources: Cental Illinois Soybean Processors and Corn Processors reports, Agricultural Marketing Service, USDA.
Costs for animal fats have also increased over their historical average. In a February 11, 2008 report, the USDA predicted that lard and edible tallow will cost approximately $0.29 and $0.27 per pound, respectively, in 2006-2007,which is up from $0.22 and $0.19 per pound, respectively, in 2005-2006. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 to $0.36 to $0.40 for lard and $0.37 to $0.42 per pound for edible tallow.
Our future financial performance will significantly depend upon the cost of feedstock. If the current period of high feedstock costs continue to persist, our ability to generate profits will be adversely impacted. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, it is possible that we may be forced to temporarily or permanently shut down the plant.
Biodiesel production continues to grow as additional plants become operational. According to the National Biodiesel Board, in 2007, approximately 450 million gallons of biodiesel were produced in the United States, nearly double the 2006 production of 250 million gallons of biodiesel. However, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of existing plants as of January 2008 was about 2.24 billion gallons per year. The National Biodiesel Board estimates that as of January 2008 there were 171 active biodiesel plants in the United States. As of January 2008, 57 other plants were under construction and 3 companies had plans to expand their existing biodiesel plants. Biodiesel plants are operating in a total of 45 states. Currently, there are 13 active biodiesel plants in Iowa, including our plant, and at least 2 other companies have proposed plants in Iowa. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil or animal fats and other inputs. As biodiesel production capacity continues to increase, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. As indicated by the chart below, consumption of soybean oil for biodiesel has grown rapidly from 2006 through 2007, as biodiesel production capacity has increased significantly. An increase in the demand for feedstock and other inputs may cause prices to increase, which could negatively impact our ability to operate profitably.

Cumulative Consumption of Soybean Oil for Biodiesel
Source: Fats and Oils: Consumption, Production, and Stocks. Census Bureau
In addition, if excess production capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in reduced profits.
Our revenues consist of sales of biodiesel and glycerin. Biodiesel sales constitute the majority of our revenues. For our fiscal year ended December 31, 2007, biodiesel sales, including the related blenders’ credit, accounted for approximately 98.1% of our revenues. Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years and has recently reached record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In Iowa, the price for B100 biodiesel, which is 100% biodiesel, was approximately $4.40 to $4.65 per gallon for the week of February 8, 2008, according to the USDA’s Weekly Ag Energy Round-Up report.
In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. Furthermore, our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil or animal fats having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. We may also have to compete with large oil companies that may begin producing renewable diesel following the Internal Revenue Service’s determination that renewable diesel co-processed in traditional petroleum refineries is eligible for the $1.00 per gallon biodiesel blenders’ credit.
We also expect to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”).
On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 and increasing to 36 billion gallons of renewable fuel by 2022. This act contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. See “DESCRIPTION OF BUSINESS — Government Regulation and Federal Biodiesel Supports.” We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by this act. As of January 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in this act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new act. We also anticipate that the majority of the renewable fuels utilized to satisfy the expanded RFS created by this act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from recycled agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel.
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
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil and natural gas, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We treat our hedge positions as non-hedge derivatives, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under our treatment of our hedge positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As of December 31, 2007, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $1,936,375. This is due primarily to losses realized on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. We had a short position with respect to home heating oil, which climbed to record high prices in 2007, resulting in significant hedging losses.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

We entered into several soybean oil purchase contracts during 2007 for anticipated production needs. The balance of the purchase contracts as of our fiscal year ended December 31, 2007 was for approximately 12,514,440 pounds of soybean oil for delivery from December 2007 through March 2008 with fixed contract prices ranging from $0.4743 to $0.5083 per pound and basis contracts ranging from $0.0119 to $0.0200 per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of soybean oil purchase contracts, as of December 31, 2007, is approximately $112,526 higher than the agreed upon cost.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As of this report, we have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We are now subject to ongoing environmental regulations and testing. Thompson Environmental Consulting, Inc. has assisted us in obtaining our required permits and continues to provide us assistance in ongoing permitting matters. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. See “DESCRIPTION OF BUSINESS — Costs and Effects of Compliance with Environmental Laws.”
Employees
As of December 31, 2007, we have 26 full-time employees. We anticipate hiring two additional employees to fill two vacant positions we currently have. Our general manager and operations manager are employed by REG, Inc. pursuant to our Management and Operations Agreement.
Liquidity and Capital Resources
As of December 31, 2007, we had current assets of $16,885,286 and property, plant and equipment assets of $32,055,625. As of December 31, 2007, we had current liabilities of $11,628,196 and long term liabilities of $12,366,667. Total members equity as of December 31, 2007 was $25,086,001.
Comparison of Fiscal Years Ended December 31, 2007 and 2006.

	Year ended December 31,
	2007	2006
Cash and Cash Equivalents	$32,048	$28,322
Current Assets	$16,885,286	$14,321,948
Total Assets	$49,080,864	$48,831,373
Current Liabilities	$11,628,196	$6,166,566
Long Term Liabilities	$12,366,667	$12,851,239
Total Members Equity	$25,086,001	$29,813,568
Total Distributions Paid to Members	$2,121,314	$0
Cash Flow From Operations
The net cash flow provided from operating activities increased from a deficit of ($4,928,399) to $973,435 between 2006 and 2007 due to a full year of operation during fiscal year ended December 31, 2007 and a partial year of production during fiscal year ended December 31, 2006. This increase is also due to changes in derivative instruments, prepaid expenses and accrued liabilities. Our capital needs are being met through cash from our operating activities and our current credit facilities.
Because we do not use hedge accounting, we expect large fluctuations in the values of our derivative instruments. For the fiscal year ended December 31, 2007, the values of our derivative instruments decreased substantially. We anticipate the value of our derivative instruments will continue to fluctuate during the 2008 fiscal year.

Distribution to Unit Holders
On February 19, 2007, the board of directors declared a cash distribution of $80.21 per unit or $2,121,314 for unit holders of record as of February 19, 2007. The distribution was paid on March 1, 2007.
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
As of December 31, 2007, we were in non-compliance with the tangible net worth and working capital covenants in our Master Loan Agreement, as amended. The tangible net worth covenant requires the Company at the end of each period for which financial statements are required to be furnished an excess of total assets over total liabilities of not less than $26,000,000. The working capital covenant requires us to continually maintain at least $6,000,000 in working capital, as defined in the loan documents. We have been in communication with our lender as to the steps we need to take to resolve this situation and our lender, in connection with management, has waived our noncompliance with the tangible net worth and working capital covenants as of December 31, 2007 and January 31, 2008. In addition, our lender has agreed to waive possible noncompliance with our tangible net worth and working capital covenants at February 29, 2008 and March 31, 2008, provided respective actual levels do not fall below $25,000,000 and $5,500,000, respectively. However, no assurances can be given that we will be in compliance with any of the loan covenants contained in our loan agreements during our entire 2008 fiscal year.
Further, no assurance can be given that our lender will be willing to continue to waive any such non-compliance with one or more of these loan covenants during our 2008 fiscal year. A declaration of default under the loan agreements would have a material adverse impact on the Company’s financial condition and results of operations and could result in the acceleration of payments due under the agreement, imposition of higher interest rates or default, or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets.
Although our lender has waived our noncompliance with the tangible net worth and working capital covenants as of December 31, 2007 and January 31, 2008 and our lender has agreed to waive possible noncompliance with our tangible net worth and working capital covenants at February 29, 2008 and March 31, 2008, provided respective actual levels do not fall below $25,000,000 and $5,500,000, respectively, we may nonetheless fail to comply with one or more of our loan covenants during the next 12 months or as of December 31, 2008. In the event that we fail to comply with one or more of these covenants, there can be no assurance that our lender will continue to be willing to waive such non-compliance during the next 12 months and as of December 31, 2008. Failure to comply with any of the loan covenants in our agreement may constitute an event of default. During the occurrence of an event of default, our loan agreements entitle our lender to take one or more remedies, including acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon or taking possession of any of the collateral which secures our debt financing. A declaration of default under the loan agreements could have a material adverse impact on the Company’s financial condition and results of operations and could result in the acceleration of payments due under the agreement or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the steps we need to take to resolve this situation. However, no assurances can be given that these steps will satisfy our lenders and prevent acceleration of payments, imposition of higher interest rates or default. In such event, we may be forced to shut down plant operations, either temporarily or permanently. Our past and projected non-compliance with our loan covenants has raised doubts about our ability to continue as a going concern. See Note 14 to the financial statements contained in Item 7 of this report.

As of December 31, 2007 the balance outstanding on the term note was $5,950,000 and the balance outstanding under the reducing revolving credit line was $7,260,000.
On June 21, 2007, we entered into a Statused Revolving Credit Supplement Agreement with Farm Credit in order to extend operating capital as market outlets developed for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $4,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. The initial term of the agreement is June 21, 2007 to July 1, 2008, or such later date as CoBank may, in its sole discretion, authorize in writing. The agreement may be renewed for an additional one year term if, on or before the last day of the initial term CoBank provides to us written notice of renewal. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. If agreeable to CoBank, in addition to the loans, we may utilize the Commitment to open irrevocable letters of credit for our account. We agreed to pay CoBank a commitment fee on the average daily unused portion of the Commitment at the rate of 2/5 of 1% per annum, payable monthly in arrears and a loan origination fee of $5,000. As of December 31, 2007, we had drawn $3,800,000 from our revolving credit line with Farm Credit Services of America, resulting in availability of $200,000 to be borrowed.
In addition, on August 15, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) for a $740,000 no interest loan to be used for operating expenses for the plant. Pursuant to the terms of the agreement, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. Funds were first advanced on September 19, 2006. The outstanding balance of the loan as of December 31, 2007 was $698,889. Western Iowa Energy has the right to prepay the loan in whole or in part without penalty. The loan is secured by a declining balance Standby Irrevocable Letter of Credit.
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
Grants and Government Programs
The Iowa Department of Economic Development approved our application for the Iowa New Jobs and Income Program. Our award includes the following benefits:
•
Authority to receive a property tax abatement from the City of Wall Lake at 85% of the tax on the property without the abatement for 10 years followed by an abatement at 75% of the tax on the property without the abatement for 5 years.

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
We have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must produce 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually by November 30, 2008. The loan is secured by a security agreement including essentially all of our assets. As of December 31, 2007, all funds have been received and the Company has an outstanding balance of $367,500.
Results of Operations
Comparison of Fiscal Years Ended December 31, 2007 and 2006.
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2007 and December 31, 2006. Since our plant did not become fully operational until May 2006, we are not able to provide comparable financial information for the complete fiscal years ended December 31, 2007 and December 31, 2006 and it is important you keep this in mind.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2007		December 31, 2006
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$78,676,998	100.0%	$31,991,876	100.0%

Cost of Sales	$78,253,820	99.46%	$23,715,252	74.12%

Gross Profit	$423,178	0.54%	$8,276,624	25.88%

Operating Expenses	$1,750,886	2.22%	$1,606,516	5.02%

Other Income (Expense)	$(1,278,545)	(1.63)%	$(337,583)	(1.05)%

Net Income (Loss)	$(2,606,253)	(3.31)%	$6,332,525	19.80%
Revenues
Our revenues from operations come from two primary sources: sales of biodiesel and sales of crude glycerin. The following table shows the sources of our revenue for the fiscal year ended December 31, 2007:

Revenue Sources	Amount	Total Revenue
Biodiesel Sales	$77,195,818	98.10%
Crude Glycerin Sales	$1,258,074	1.60%
Misc. Sales	$223,106	0.03%

Total Revenue	$78,676,998	100.0%

The following table shows the sources of our revenue for the fiscal year ended December 31, 2006:

		Percentage of
Revenue Sources	Amount	Total Revenue
Biodiesel Sales	$31,799,000	99.40%
Crude Glycerin Sales	193,000	0.60%

Total Revenue	$31,992,000	100.0%

The increase in biodiesel revenues from fiscal year 2007 compared to fiscal year 2006 is due primarily to a full year of operation during the fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006. Net gallons of biodiesel sold in fiscal year 2007 increased approximately 245% over fiscal year 2006. The average per gallon price we received for our biodiesel sold for 2007 increased approximately 5% over fiscal year 2006. Approximately 90.3% of our biodiesel sold was made from soybean oil and 9.7% of our biodiesel sold was made from soybean oil/animal fat blends. Revenue from glycerin increased approximately 775% in 2007 compared to 2006 due to increasing demand and sales prices for our glycerin and a full year of production in 2007 compared to a partial year of production in 2006. Included within our revenues for fiscal years 2007 and 2006 are $10,081,726 and $5,813,438, respectively in incentives we have received or which are receivable from certain federal government incentive programs for the sale of biodiesel.
Our biodiesel sales increased during fiscal year 2007 as a result of a full year of production as compared to a partial year of production in 2006. Due to a decrease in sales of biodiesel during our fourth fiscal quarter of 2007, we slowed down production to 75% of our nameplate capacity. The reduced production schedule was caused by a lack of demand, increased input costs and transportation costs. This will result in revenues that are less than previously anticipated. Product movement in the first quarter of the 2008 fiscal year will remain slow due to lower agricultural demand of biodiesel and cold weather issues. We are currently operating on an “as ordered” schedule and anticipate that we will continue to operate at 75% of our nameplate capacity for the first fiscal quarter of 2008.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Cost of sales for our products for the fiscal year ended December 31, 2007, was $78,253,820 or 99.46% of our revenues. This is a significant increase from our cost of sales for our fiscal year ended December 31, 2006, which was $23,715,252 or 74.12% of our revenues. We anticipate that cost of sales as a percentage of revenue for fiscal year ended December 31, 2008 will increase due to the increasing costs for soybean oil and animal fats.
In addition, we expect that cost of sales on a per gallon sold basis may increase during the 2008 fiscal year. In January 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the soybean production totals in 2007 at 2.59 billion bushels, a 19% decrease from the record high 3.16 billion bushels in 2006. Increased demand for soybean oil from increased biodiesel production or other changes in demand could keep soybean oil prices higher than currently anticipated. According to the National Biodiesel Board, current dedicated production capacity of biodiesel is 2.24 billion gallons per year. Plants planned or under construction could add 1.23 billion gallons per year of capacity for a total annual production capacity of 3.47 billion gallons. As the demand for soybean oil continues to increase, upward pressure is placed on soybean oil and the price we pay for soybean oil increases. Any increase in the price of soybean oil would have a negative impact on our cost of goods sold.
Our plant is also capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat prices have also increased. Although prices for animal fats are not currently as high as prices for soybean oil, animal fat prices are nonetheless higher than their historical average. In a February 11, 2008 report, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 to $0.36 to $0.40 per pound for lard and $0.37 to $0.42 per pound for edible tallow. Any increase in the price of animal fats will have a negative impact on our costs of goods sold.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Our operating expenses for fiscal year ended December 31, 2007 were $1,750,886 or 2.2% of our revenues. Our operating expenses for fiscal year ended 2007 is a smaller percentage of our revenues compared with our 2006 operating expenses of $1,606,515 or 5.02% of our revenues due to a full year of production in 2007 as compared to a partial year of production in 2006. We expect our operating expenses to remain steady as a percentage of revenues for our 2008 fiscal year. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses.

Other Income (Expenses)
Our other income and expenses for the fiscal year ended December 31, 2007 was an expense of $1,278,545 or 1.63% of our revenues. This expense resulted primarily from interest expense of $1,400,721. Our other income (expenses) for the fiscal year ended 2007 is consistent as a percentage of our revenues with our 2006 other income (expenses) of $337,583 or 1.05% of our revenues. We expect our other income (expenses) to remain steady as a percentage of our revenues for the 2008 fiscal year.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.
Revenue Recognition
Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soybean oil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Members of Western Iowa Energy, LLC
We have audited the accompanying balance sheets of Western Iowa Energy, LLC as of December 31, 2007 and 2006, and the related statements of operations, members’ equity, and cash flows for the years then ended. Western Iowa Energy, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Iowa Energy, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered a loss from operations during 2007 and trends related to the price of raw materials and the selling price of finished goods provide uncertainty as to whether the Company will be able to operate profitably. As a result, reduced production levels or temporary or extended plant shutdowns may occur. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 5, 2008

WESTERN IOWA ENERGY, LLC
BALANCE SHEETS
December 31, 2007 and 2006
ASSETS

	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$32,048	$28,322
Margin deposits	1,427,218	267,260
Trade accounts receivable — related party	5,816,085	4,331,349
Other receivables	5,997	—
Incentive receivable	317,225	597,878
Inventory	9,098,351	7,796,183
Derivative instruments	—	1,267,749
Prepaid expenses and other assets	188,362	33,207

Total current assets	16,885,286	14,321,948

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,299,384
Office building and equipment	643,705	641,799
Plant and process equipment	33,308,507	33,537,541

Total, at cost	35,317,054	35,478,724
Less accumulated depreciation	3,261,429	1,095,538

Total property, plant and equipment	32,055,625	34,383,186

OTHER ASSETS
Land options	596	596
Other investments	33,810	2,000
Loan origination fees, net of accumulated amortization of $32,349 and $14,253 at December 31, 2007 and 2006	105,547	123,643

Total other assets	139,953	126,239

TOTAL ASSETS	$49,080,864	$48,831,373

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$1,747,007	$926,744
Related parties	2,061,742	415,912
Construction — related party	—	848,426
Revolving line of credit	3,800,000	—
Current portion of long-term debt	1,909,722	3,386,789
Derivative instruments	1,936,375	—
Accrued interest	100,542	115,964
Accrued wages and benefits	56,689	46,561
Accrued payroll taxes	3,255	33,519
Accrued expenses — related party	—	392,651
Other current liabilities	12,864	—

Total current liabilities	11,628,196	6,166,566

LONG-TERM LIABILITIES
Long-term debt, less current portion above	12,366,667	12,851,239

Total liabilities	23,994,863	19,017,805

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	1,569,625	6,297,192

Total members’ equity	25,086,001	29,813,568

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$49,080,864	$48,831,373

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES
Related parties	$68,595,272	$26,178,438
Incentive funds	10,081,726	5,813,438

	78,676,998	31,991,876

COST OF SALES	78,253,820	23,715,252

Gross profit	423,178	8,276,624

OPERATING EXPENSES
Consulting and professional fees	302,503	252,929
Office and administrative expenses	1,448,383	1,353,587

Total operating expenses	1,750,886	1,606,516

OTHER INCOME (EXPENSE)
Interest and dividend income	122,176	50,379
Interest expense	(1,400,721)	(406,062)
Gain on sale of asset	—	2,800
Other income	—	15,300

Total other expense	(1,278,545)	(337,583)

NET INCOME (LOSS)	$(2,606,253)	$6,332,525

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(98.55)	$246.65

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	25,674

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Years Ended December 31, 2007 and 2006

		Contributed	Retained Earnings
	Units	Capital	(Accumulated Deficit)	Total

BALANCE, DECEMBER 31, 2005	25,447	$22,516,376	$(35,333)	$22,481,043

Units issued in exchange for reduction in construction payable, 1,000 units at $1,000 per unit (See Note 6)	1,000	1,000,000	—	1,000,000

Net income for the year ended December 31, 2006	—	—	6,332,525	6,332,525

BALANCE, DECEMBER 31, 2006	26,447	23,516,376	6,297,192	29,813,568

Distributions to members	—	—	(2,121,314)	(2,121,314)

Net loss for the year ended December 31, 2007	—	—	(2,606,253)	(2,606,253)

BALANCE, DECEMBER 31, 2007	26,447	$23,516,376	$1,569,625	$25,086,001

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,606,253)	$6,332,525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	2,183,988	1,105,452
Gain on sale of asset	—	(2,800)
Non cash portion of patronage dividends	(31,810)	—
Effects of changes in operating assets and liabilities
Margin deposits	(1,159,958)	(267,260)
Trade accounts receivable — related party	(1,484,736)	(4,331,349)
Other receivables	(5,997)	—
Incentive receivable	280,653	(597,878)
Inventory	(1,302,168)	(7,796,183)
Derivative instruments	3,204,124	(1,267,749)
Prepaid expenses and other assets	(155,155)	(33,207)
Accounts payable	2,466,093	1,342,394
Accrued interest	(15,422)	115,964
Accrued wages	10,128	46,561
Accrued payroll taxes	(30,264)	32,480
Accrued expenses — related party	(379,788)	392,651

Net cash provided by (used in) operating activities	973,435	(4,928,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(1,130,291)	(16,228,520)
Sales tax refund received on plant construction costs	443,535	—
Proceeds from sale of asset	—	33,600

Net cash used in investing activities	(686,756)	(16,194,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	—	(2,307)
Proceeds from revolving line of credit	3,800,000	—
Proceeds from long-term debt	10,109,472	18,640,528
Payments on long-term debt	(12,071,111)	(2,422,275)
Distributions to members	(2,121,314)	—

Net cash provided by (used in) financing activities	(282,953)	16,215,946

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,726	(4,907,373)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,322	4,935,695

CASH AND CASH EQUIVALENTS, END OF YEAR	$32,048	$28,322

See accompanying notes.

Western Iowa Energy, LLC
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $41,928 and $-0- at December 31, 2007 and 2006, respectively.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest at December 31, 2007 and 2006.
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

Western Iowa Energy, LLC
Notes to Financial Statements
December 31, 2007 and 2006
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at December 31, 2007 and 2006 are recognized in the balance sheet at their fair value.
At December 31, 2007, the Company recorded a net liability for these derivative instruments of $1,936,375. At December 31, 2006, the Company recorded a net asset for these derivative instruments of $1,276,749. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company has recorded an increase (decrease) to cost of sales of $2,594,301 and $(1,251,009), related to derivative contracts for the years ended December 31, 2007 and 2006, respectively.
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
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years

Land improvements	20 – 40
Office building	5 – 40
Office equipment	5 – 20
Plant and process equipment	10 – 40
The Company follows the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the years ended December 31, 2007 and 2006, the Company capitalized interest of $-0- and $552,233, respectively, which is included in property, plant and equipment on the accompanying balance sheet.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended December 31, 2007 and 2006 was $18,096 and $14,253, respectively. For 2006, $5,205 of the amortization expense was capitalized as part of construction period interest and $9,048 was included in office and administrative expense. The amount capitalized in 2006 is included in property, plant and equipment on the accompanying balance sheet.
Other Investments
Other investments consist of investments in the capital stock of the Company’s primary lenders. The investments are stated at cost which approximates market.

Western Iowa Energy, LLC
Notes to Financial Statements
December 31, 2007 and 2006
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
Earnings (Loss) Per Unit
Earnings (Loss) per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of December 31, 2007 and 2006, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
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
Reclassifications
The presentation of certain items in the balance sheet as of December 31, 2006 have been changed to conform to the classifications used as of December 31, 2007. These reclassifications had no effects on members’ equity, net income or cash flows as previously reported.
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at December 31, 2007 and 2006 was $317,225 and $597,878, respectively.
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

Western Iowa Energy, LLC
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 3 — INVENTORY
Inventory consists of the following at December 31:

	2007	2006

Raw material	$2,168,644	$1,284,002
Work in progress	1,382,679	2,752,701
Finished goods	5,547,028	3,759,480

Total	$9,098,351	$7,796,183

NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2006, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of December 31, 2007, the Company has a remaining option to purchase approximately 34 acres.
NOTE 5 — DEBT AND FINANCING
Revolving line of credit
The Company has a $4,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires June 1, 2008 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (8.0% as of December 31, 2007). There was $3,800,000 and $-0- drawn on this revolving line of credit at December 31, 2007 and 2006, respectively. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories. The Company has $200,000 available to be borrowed at December 31, 2007.
Long-term obligations of the Company are summarized as follows at December 31:

	2007	2006

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below.	$5,950,000	$9,550,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	7,260,000	5,550,528

Note payable to the Iowa Department of Economic Development — see details below.	367,500	397,500

Note payable to Glidden Rural Electric Cooperative — see details below.	698,889	740,000

Total	14,276,389	16,238,028
Less current portion	1,909,722	3,386,789

Long-term portion	$12,366,667	$12,851,239

Western Iowa Energy, LLC
Notes to Financial Statements
December 31, 2007 and 2006
The estimated future maturities of long-term debt are as follows at December 31, 2007:

2008	$1,909,722
2009	1,928,786
2010	1,930,275
2011	831,871
2012	1,903,608
Thereafter	5,772,127

Total	$14,276,389

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of December 31, 2007. The commitments consist of a $10,000,000 term note, a $7,260,000 reducing revolving credit note and a $740,000 letter of credit. As of December 31, 2007 and 2006, the balance outstanding under the term note was $5,950,000 and $9,550,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of December 31, 2007 and 2006, the balance outstanding under the reducing revolving credit note was $7,260,000 and $5,550,528, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2007 through 2010 based on the free cash flows of the Company. At December 31, 2007 and 2006, the Company has included $-0- and $2,784,683, respectively in the current portion of long-term debt for the estimated free cash flow payment which is payable within ninety days after the close of the fiscal year. The calculation of the free cash flow payment includes a deduction for allowed distributions to the members at 40% of net income. The agreements provide for several different interest rate options including variable and fixed options (8.0% variable on the term note and revolving credit note, as of December 31, 2007). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $740,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2008. The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements with Farm Credit Services of America and CoBank, the Company is to adhere to minimum working capital and minimum net worth requirements.
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $367,500 and $397,500 at December 31, 2007 and 2006, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 8.5%. The loan is collateralized by a security agreement including essentially all of the Company’s assets.
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
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. In accordance with the agreements, the Company is required to maintain a minimum working capital of $6,000,000 and a minimum net worth of $26,000,000. At December 31, 2007, working capital was $5,257,090 and net worth was $25,086,001, which are breaches of the loan agreements. The lending institutions waived the two requirements of the agreements as of December 31, 2007 and for the period ended January 31, 2008.
In addition to the aforementioned waiver by the lending institutions, the minimum working capital and minimum net worth covenants are lowered to $5,500,000 and $25,000,000, respectively, for the periods ending February 29, 2008 and March 31, 2008. The lending institutions waived the amended requirements through February 29, 2008 and March 31, 2008.

Western Iowa Energy, LLC
Notes to Financial Statements
December 31, 2007 and 2006
The lending institutions also agreed to defer the due date on the upcoming $450,000 principal payment on the term loan from March 20, 2008 to June 20, 2008. The principal payment on the term loan will be $0 at March 20, 2008 and $900,000 at June 20, 2008. As a condition of the waiver and covenant change, the interest spread on the term loan and the revolving term loan will be increased by 50 basis points effective April 1, 2008.
NOTE 6 — MEMBERS’ EQUITY
During 2005, the Company entered into a verbal agreement to issue an additional 1,000 units. The verbal agreement is with the Company’s general contractor used to construct the plant who is also an entity related to West Central Coop and Renewable Energy Group, Inc. who provide management and operational services for the Company (See Note 10). The agreement provides for the issuance of 1,000 membership units to the contractor upon completion of construction. The $1,000,000 consideration for the units will be deducted from the amount payable to the contractor. On July 19, 2006, the Company modified this agreement and issued 500 units as the project was substantially complete, the Company also agreed to issue the remaining 500 units upon final completion of the contract. The payable was decreased by $500,000 and contributed capital was increased by $500,000 in July with the issuance of the 500 units. The remaining 500 units were issued in December 2006. Again the payable to REG was decreased by $500,000 and contributed capital was increased by $500,000.
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
On February 19, 2007 the Board of Directors approved a distribution to members of $80.21 per unit, for a total payment of $2,121,314.
NOTE 7 — INCOME TAXES
As of December 31, 2007 and 2006, the book basis of assets exceeded the tax basis of assets by approximately $13,288,000 and $5,281,000, respectively.
NOTE 8 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.
NOTE 9 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the years ended December 31:

	2007	2006

Cash paid for interest	$1,416,143	$289,534

The Company had the following noncash investing and financing transactions for the years ended December 31:

	2007	2006

Units issued in exchange for reduction in construction payable	$—	$1,000,000
Construction in progress in accounts payable	—	848,426

Western Iowa Energy, LLC
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 10 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) used to construct the plant is an entity related to West Central Coop. West Central Coop was originally contracted to provide the management and operational services for the Company. Renewable Energy Group, LLC was also issued member units in July 2006 and December 2006 (see Note 6) in exchange for a reduction in the construction payable. In July 2006, West Central Coop and Renewable Energy Group, LLC joined forces and created Renewable Energy Group, Inc. (REG, Inc.). On September 21, 2006, the Company consented to the assignment of the contract to construct the facility and the management and operational services agreement to REG, Inc.
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the years ended December 31, 2007 and 2006, the Company incurred service fees of $909,960 and $458,714, respectively. The Company also purchases feed stock from West Central Coop. and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the years ended December 31, 2007 and 2006, the Company purchased feed stocks of $26,748,829 and $9,087,404, respectively. The amount payable to West Central Coop, REG, Inc. and Bunge North America, Inc. as of December 31, 2007 and 2006 is $2,061,742 and $415,912, respectively.
The Company has recorded expense of $-0- and $392,651 for the net income bonus payable to REG, Inc. for the years ended December 31, 2007 and 2006, respectively. The amount is included in accrued expenses in the accompanying balance sheet.
NOTE 11 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at December 31, 2007:

2008	$35,627
2009	35,627
2010	35,627
2011	17,813

Total	$124,694

Lease expense for the years ended December 31, 2007 and 2006 was $35,627 and $17,813, respectively.
NOTE 12 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the years ended December 31, 2007 and 2006, was $23,396 and $17,520, respectively.
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of December 31, 2007 was 12,514,440 pounds of soybean oil for delivery from December 2007 to March 2008 with fixed price contracts ranging from $.4743 to $.5083 cents per pound and basis contracts ranging from $.0119 to $.0200 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of December 31, 2007, is approximately $112,526 higher than the agreed upon cost. The Company’s investments in capital stock of lenders are carried at cost, which approximate fair market value. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

Western Iowa Energy, LLC
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 14 — UNCERTAINTY
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2007, the Company has generated significant net losses of $2,606,253 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company plans to increase its percentage of animal fat-based biodiesel produced and decrease its percentage of soybean biodiesel produced, as animal fats are currently less costly than soybean oil. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company will review futures sales to ensure it is achieving a positive profit margin before agreeing to a sale, and investigate new markets for its biodiesel. Additionally, the Company may scale back the rate at which it produces biodiesel.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant and fund operations. The loan agreements with the Company’s lenders contain restrictive covenants, which require the Company to maintain levels of working capital and net worth. The Company failed to comply with the working capital and net worth covenants as of December 31, 2007 and it is projected the Company will continue to fail to comply with these covenants in the near future. Cobank and Farm Credit, in cooperation with the Company, agreed to modify the terms and provide a waiver of these covenants for December 31, 2007 and through periods ending March 31, 2008. The lenders agree to modify the covenants through March 31, 2008, but the Company must still comply with the covenants throughout 2008. Considering the increase in the input costs for it products and the economic forecast, the ability for the Company to comply with future covenants is not certain. Therefore, this raises doubt about whether the Company will continue as a going concern. Failure to comply with these loan covenants at any point constitutes an event of default under the Company’s loan agreements which, at the election of the lenders, could result in the acceleration of the unpaid loan balances and accrue interest under the loan agreements. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants or the lender’s willingness to waive any future non-compliance with such covenants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Eide Bailly LLP is our independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 8A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (President) and Chief Financial Officer (Treasurer), as appropriate, to allow for timely decisions regarding required disclosures.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007 due to the material weaknesses discussed below. To address the weaknesses, the Company performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
The aforementioned evaluation identified the following weaknesses:
1.      Certain related party liabilities were improperly classified as trade payables in the balance sheet, and purchases from related parties were not properly disclosed in Note 10 of the financial statements.
As noted above, the issues that resulted from these weaknesses were properly addressed before the completion of our consolidated financial statements. In addition, our management is working with our Audit Committee to identify and implement corrective actions where required to improve our internal controls, including the enhancement of our systems and procedures to assure that the weaknesses noted above are corrected.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
During our fourth fiscal quarter of 2007, management did not identify any changes in internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by Item 9 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.
The information required by Item 10 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by Item 11 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 12 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization of Western Iowa Energy, LLC.	1

3.2	Amended and Restated Operating Agreement of Western Iowa Energy, LLC	1

10.1	Water Supply and Storage Agreement between the Incorporated City of Wall Lake, Iowa and Western Iowa Energy, LLC.	1

10.2	Master Loan Agreement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.3	Construction and Term Loan Supplement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.4	Construction and Revolving Term Loan Supplement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.5	Administrative Agency Agreement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.6	Design/Build Agreement between Renewable Energy Group and Western Iowa Energy.	1

10.7	Management and Operational Services Agreement between West Central Cooperative and Western Iowa Energy, LLC.	1

10.8	Letter from CoBank regarding term extension for the Construction and Term Loan Supplement (exhibit 10.3) between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.9	Iowa Department of Economic Development VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note.	1

Exhibit		Method of
No.	Description	Filing

10.10	Statused Revolving Credit Supplement Agreement between Farm Credit Services, FLCA and Western Iowa Energy, LLC dated August 3, 2006.	2

10.11	Industry Track Agreement between Chicago Central and Pacific Railroad Company and Western Iowa Energy, LLC dated June 5, 2006.	2

10.12	Assignment and Pledge Agreement	2

10.13	Letter Agreement between Renewable Energy Group, LLC and Western Iowa Energy, LC regarding the issuance of 1,000 membership units to Renewable Energy Group, LLC	2

10.14	Rural Development Loan Agreement between Glidden Rural Electric Cooperative and Western Iowa Energy, LLC.	3

10.15	Amendment to Management and Operations Agreement between Renewable Energy Group, Inc. and Western Iowa Energy, LLC.	4

10.16	Amendment to Master Loan Agreement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

10.17	Amendment to Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

10.18	Statused Revolving Credit Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

14.1	Code of Ethics	4

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference as filed on our Registration Statement on Form 10-SB, No. 000-51965, originally filed on May 2, 2006.

(2)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 18, 2006.

(3)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on November 14, 2006.

(4)	Incorporated by reference as filed on our Annual Report on Form 10-KSB filed on March 9, 2007.

(5)	Incorporated by reference to Exhibit 10.1 as filed on our Quarterly Report on Form 10-QSB filed on August 14, 2007.

(6)	Incorporated by reference to Exhibit 10.2 as filed on our Quarterly Report on Form 10-QSB filed on August 14, 2007.

(7)	Incorporated by reference to Exhibit 10.3 as filed on our Quarterly Report on Form 10-QSB filed on August 14, 2007.

(*)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: March 5, 2008	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: March 5, 2008	/s/ Denny Mauser
Denny Mauser
Treasurer and Director (Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2008	/s/ William J. Horan
William J. Horan, Chairman, President,
Director (Principal Executive Officer)

Date: March 5, 2008	/s/ Denny Mauser
Denny Mauser, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: March 5, 2008	/s/ Kevin J. Ross
Kevin J. Ross, Secretary and Director

Date: March 5, 2008	/s/ John Geake
John Geake, Vice-Chairman and Director

Date: March 5, 2008	/s/ Warren L. Bush
Warren L. Bush, Director

Date: March 5, 2008	/s/ Wayne Seaman
Wayne Seaman, Director

Date: March 5, 2008	/s/ Nile Ramsbottom
Nile Ramsbottom, Director

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.