Form 10-Q
period 2008-03-31
Western Iowa Energy, L.L.C.
filed 2008-05-15
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2008.
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                      .
COMMISSION FILE NUMBER 000-51965
WESTERN IOWA ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	41-2143913 (I.R.S. Employer Identification No.)
1220 S. Center Street, P.O. Box 399
Wall Lake, Iowa 51466
(Address of principal executive offices)
(712) 664-2173
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 1, 2008, there were 26,447 membership units outstanding.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WESTERN IOWA ENERGY, LLC
BALANCE SHEETS

ASSETS	March 31,	December 31,
	2008	2007
	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$284,913	$32,048
Margin deposits	85,481	1,427,218
Trade accounts receivable — related party, net of allowance for doubtful accounts	4,853,935	5,816,085
Other receivables	4,366	5,997
Incentive receivable	931,564	317,225
Inventory	8,473,926	9,098,351
Prepaid expenses and other assets	406,747	188,362

Total current assets	15,040,932	16,885,286

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,364,842
Office building and equipment	643,705	643,705
Plant and process equipment	33,311,503	33,308,507
Construction in progress	10,649	—

Total, at cost	35,330,699	35,317,054
Less accumulated depreciation	3,807,283	3,261,429

Total property, plant and equipment	31,523,416	32,055,625

OTHER ASSETS
Land options	596	596
Other investments	80,895	33,810
Loan origination fees, net of accumulated amortization	101,023	105,547

Total other assets	182,514	139,953

TOTAL ASSETS	$46,746,862	$49,080,864

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$1,921,004	$1,747,007
Related party	740,105	2,061,742
Revolving line of credit	3,250,000	3,800,000
Current portion of long-term debt	2,583,717	1,909,722
Derivative instruments	85,698	1,936,375
Accrued interest	87,703	100,542
Accrued wages and benefits	102,073	56,689
Accrued payroll taxes	6,658	3,255
Other accrued expenses	19,294	12,864
Accrued expenses — related party	72,000	—

Total current liabilities	8,868,252	11,628,196

LONG-TERM LIABILITIES
Long-term debt, less current portion above	11,664,616	12,366,667

Total liabilities	20,532,868	23,994,863

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	2,697,618	1,569,625

Total members’ equity	26,213,994	25,086,001

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$46,746,862	$49,080,864

See accompanying notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

REVENUES
Related parties	$14,901,869	$13,617,712
Incentive funds	3,127,673	637,268

	18,029,542	14,254,980

COST OF SALES	16,245,228	13,688,681

Gross profit	1,784,314	566,299

OPERATING EXPENSES
Consulting and professional fees	103,222	82,208
Office and administrative expenses	434,837	355,787

Total operating expenses	538,059	437,995

OTHER INCOME (EXPENSE)
Interest income	1,727	9,149
Interest expense	(276,393)	(354,068)
Patronage dividends	156,404	74,056

Total other income (expense)	(118,262)	(270,863)

NET INCOME (LOSS)	$1,127,993	$(142,559)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$42.65	$(5.39)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447

DISTRIBUTIONS PER UNIT DECLARED AND PAID	$—	$80.21

See accompanying notes to financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,127,993	$(142,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	550,378	544,523
Non cash portion of patronage dividends	(47,085)	—
Effects of changes in operating assets and liabilities
Margin deposits	1,341,737	51,196
Trade accounts receivable — related party	962,150	(61,837)
Other receivables	1,631	(4,511)
Incentive receivables	(614,339)	(774,182)
Inventory	624,425	(1,212,927)
Derivative instruments	(1,850,677)	427,978
Prepaid expenses and other assets	(218,385)	(54,122)
Accounts payable	(1,147,640)	2,218,329
Accrued interest	(12,839)	22,371
Accrued wages and benefits	45,384	15,184
Accrued payroll taxes	3,403	(27,130)
Other current liabilities	6,430	—
Accrued expenses — related party	72,000	—

Net cash provided by operating activities	844,566	1,002,313

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(13,645)	(865,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit	(550,000)	2,000,000
Proceeds from long-term debt	—	3,209,472
Payments on long-term debt	(28,056)	(1,957,500)
Distributions to members	—	(2,121,314)

Net cash provided by (used in) financing activities	(578,056)	1,130,658

NET INCREASE IN CASH AND CASH EQUIVALENTS	252,865	1,267,913

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,048	28,322

CASH AND CASH EQUIVALENTS, END OF PERIOD	$284,913	$1,296,235

See accompanying notes to financial statements.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
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
In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2007.
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
ACCOUNTS RECEIVABLE
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $57,687 and $41,928 at March 31, 2008 and December 31, 2007, respectively.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at March 31, 2008 or December 31, 2007.
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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at March 31, 2008 are recognized in the balance sheet at their fair value.
At March 31, 2008 and December 31, 2007, the Company recorded a net liability for these derivative instruments of $85,698 and $1,936,375, respectively. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company has recorded a decrease to cost of sales of $132,952 and $120,826, related to derivative contracts for the three months ended March 31, 2008 and 2007, respectively.
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
LOAN ORIGINATION FEES
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months ended March 31, 2008 and 2007 was $4,524, respectively.
OTHER INVESTMENTS
Other investments consist of investments in the capital stock of the Company’s primary lenders. The investments are stated at cost which approximates market.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
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
EARNINGS (LOSS) PER UNIT
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of March 31, 2008 and 2007, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. The requirements of SFAS No. 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Statement is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 161 will have on its results of operations and financial condition.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentive receivable at March 31, 2008 and December 31, 2007 was $931,564 and $317,225, respectively.
NOTE 3 — INVENTORY
Inventory consists of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Raw material	$1,487,678	$2,168,644
Work in process	1,411,114	1,382,679
Finished goods	5,575,134	5,547,028

Total	$8,473,926	$9,098,351

NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of March 31, 2008, the Company has a remaining option to purchase approximately 34 acres.
NOTE 5 — DEBT AND FINANCING
Revolving line of credit
In July 2006, the Company entered into a $4,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2008 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (6.00% as of March 31, 2008). There was $3,250,000 and $3,800,000 drawn on this revolving line of credit at March 31, 2008 and December 31, 2007, respectively. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories. The Company has $750,000 available to be borrowed at March 31, 2008.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
Long-term debt
Long-term obligations of the Company are summarized as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below.	$5,950,000	$5,950,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	7,260,000	7,260,000

Note payable to the Iowa Department of Economic Development — see details below.	360,000	367,500

Note payable to Glidden Rural Electric Cooperative — see details below	678,333	698,889

Total	14,248,333	14,276,389
Less current portion	2,583,717	1,909,722

Long-term portion	$11,664,616	$12,366,667

The estimated future maturities of long-term debt are as follows at March 31, 2008:

2009	$2,583,717
2010	1,912,222
2011	1,788,227
2012	2,054,722
2013	1,882,222
Thereafter	4,027,223

Total	$14,248,333

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of March 31, 2008 and December 31, 2007. The commitments consist of a $10,000,000 term note and a $7,260,000 reducing revolving credit note and a $740,000 letter of credit. As of March 31, 2008 and December 31, 2007, the balance outstanding under the term note was $5,950,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. In March 2008, the quarterly payment due March 20, 2008 was deferred until June 20, 2008. As of March 31, 2008 and December 31, 2007, the balance outstanding under the reducing revolving credit note was $7,260,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The calculation of the free cash flow payment includes a deduction for allowed distributions to the members at 40% of net income. At March 31, 2008, the current portion of debt includes the estimated free cash flow requirements of $223,995. The agreements provide for several different interest rate options including variable and fixed options (5.50% and 8.00% variable on the term note and revolving credit note, as of March 31, 2008 and December 31, 2007, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $740,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2008. The notes are secured by essentially all of the Company’s assets. At March 31, 2008, the Company had available $-0- to borrow under the reducing revolving credit note. Under the terms of the agreements with Farm Credit Services of America and CoBank, the Company is to adhere to minimum working capital requirements.
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $360,000 and $367,500 at March 31, 2008 and December 31, 2007, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007, with remaining unpaid principal due at maturity, December, 2012.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
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
The lending institutions also agreed to defer the due date on the upcoming $450,000 principal payment on the term loan from March 20, 2008 to June 20, 2008. The principal payment on the term loan will be $900,000 at June 20, 2008. As a condition of the waiver and covenant change, the interest spread on the term loan and the revolving term loan will be increased by 50 basis points effective April 1, 2008.
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
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the three months ended March 31:

	2008	2007

Cash paid for interest	$289,210	$331,008

The Company had the following noncash investing and financing transactions for three months ended March 31:

	2008	2007

Sales tax refund on plant construction costs included in other receivables	$—	$443,535

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) used to construct the plant is an entity related to West Central Coop who was originally contracted to provide the management and operational services for the Company. Renewable Energy Group, LLC was also issued member units in July 2006 and December 2006 in exchange for a reduction in the construction payable. In July 2006, West Central Coop and Renewable Energy Group, LLC joined forces and created Renewable Energy Group, Inc. (REG, Inc.). On September 21, 2006, the Company consented to the assignment of the contract to construct the facility and the management and operational services agreement to REG, Inc.
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the periods ended March 31, 2008 and 2007, the Company incurred service fees of $140,319 and $186,955, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the periods ended March 31, 2008 and 2007, the Company purchased feed stocks of $8,211,234 and $5,781,103, respectively. The amount payable to West Central Coop and REG, Inc. and Bunge North America, Inc. as of March 31, 2008 and December 31, 2007 was $740,105 and $2,061,742.
The Company has recorded expense of $72,000 and $-0- for the net income bonus payable to REG, Inc. for the period years ended March 31, 2008 and 2007. The amount is included in accrued expenses in the accompanying balance sheet.
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at March 31, 2008:

2009	$35,627
2010	35,627
2011	35,627
2012	8,906

Total	$115,787

Lease expense for the three months ended March 31, 2008 and 2007 was $8,907, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the three months ended March 31, 2008 and 2007, was $8,753 and $5,862, respectively.
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the company adopted FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assts and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had an immaterial impact on the company’s financial statements. FAS 157 defines levels within the hierarchy as follows:
•	Level 1—Unadjusted quoted prices for identical assets and liabilities in active markets;

•	Level 2—Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2008:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Financial assets:
Cash equivalents	$513,479	$513,479	$—	$—

Financial liabilities:
Commodity derivatives	$85,698	$—	$85,698	$—

The Company also has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of March 31, 2008 was 5,142,678 pounds of soybean oil for April 2008 delivery with fixed price contracts ranging from $.5422 to $.5949 cents per pound. The estimated fair market value of the soybean oil purchase contracts, as of March 31, 2008, is approximately $152,248 lower than the agreed upon cost.
NOTE 12 — UNCERTAINTY
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Prior to the quarter ending March 31, 2008, the Company had incurred significant net losses and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company has increased its percentage of animal fat-based biodiesel produced and decreased its percentage of soybean biodiesel produced, as animal fats are currently less costly than soybean oil. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company is reviewing futures sales to ensure it is achieving a positive profit margin before agreeing to a sale, and investigate new markets for its biodiesel. Additionally, the Company may scale back the rate at which it produces biodiesel. As a result of the aforementioned efforts, the Company has increased profit margins and generated net income of $1,127,993 for the three months ended March 31, 2008.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant and fund operations. The loan agreements with the Company’s lenders contain restrictive covenants, which require the Company to maintain levels of working capital and net worth. The Company failed to comply with the working capital and net worth covenants as of December 31, 2007. CoBank and Farm Credit, in cooperation with the Company agreed to modify the terms and provide a waiver of these covenants for December 31, 2007 and through periods ending March 31, 2008. The lenders agree to modify the covenants through March 31, 2008, but the Company must still comply with the covenants throughout 2008. Considering the increase in the input costs for it products and the economic forecast, the ability for the Company to comply with future covenants is not certain. Therefore, this raises doubt about whether the Company will continue as a going concern. Failure to comply with these loan covenants at any point constitutes an event of default under the Company’s loan agreements which, at the election of the lenders, could result in the acceleration of the unpaid loan balances and accrue interest under the loan agreements. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants or the lender’s willingness to waive any future non-compliance with such covenants.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2008, compared to the same period for the 2007 fiscal year. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on form 10-KSB for the fiscal year ended December 31, 2007.
Cautionary Statements Regarding Forward Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we may make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	The availability and adequacy of our cash flow to meet our requirements;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;
•	Competition with other manufacturers in the biodiesel industry;
•	Overcapacity within the biodiesel industry;
•	Decrease in the demand for biodiesel;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on third parties to market our products;
•	Fluctuations in petroleum prices;
•	Changes in our business strategy, capital improvement or development plans;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industry;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;
•	Changes and advances in biodiesel production technology; and
•	Other factors described elsewhere in this report.
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon biodiesel manufacturing facility in Sac County, Iowa. We began plant operations in May 2006 and currently produce biodiesel and glycerin for sale. Our plant has an approximate production capacity of 30 million gallons per year. We engage REG, Inc. to manage and direct general operations of our plant.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities. However, our letter of credit and revolving line of credit will expire in June and July 2008, respectively. In addition, our March 20, 2008 quarterly payment under our loan agreement with Farm Credit Services of America was deferred until June 20, 2008 at which time WIE must make two loan installments, totaling $900,000. We anticipate that we will renew these credit facilities and make the required June loan payment. However, if our lender does not renew our credit facilities or we are unable to make the loan payment and the lender declares default under our loan agreement, we may have to suspend production or shut down our plant and your investment may decline or become worthless.
Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States as well as internationally. We rely upon REG, Inc. to procure our feedstock and market our biodiesel and glycerin.
We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell biodiesel and glycerin and the costs related to production. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. However, surplus biodiesel supplies tend to put downward price pressure on biodiesel. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. The price of glycerin is primarily influenced by the supply of glycerin in the marketplace. We expect these price relationships to continue in the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.
Our largest cost of production is the cost of feedstock, primarily soybean oil and animal fat. The cost of feedstock accounts for 70-90% of the cost of producing biodiesel. Any fluctuation in the price of feedstock will change the return on investment our members receive. The cost of soybean oil is affected primarily by supply and demand factors such as soybean meal demand, crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control over. According to the April 2008 edition of Render Magazine, prices for rendered products such as animal fat follow that of soy, palm and corn oil. As the prices for competing products such as soy, palm and corn oil have risen, so have prices for animal fat.
In November 2007, as part of management’s efforts to respond to increasing feedstock prices and reduced biodiesel orders, WIE shifted to an as-ordered production schedule and expects to continue operations on an as-ordered basis for the foreseeable future. During the first fiscal quarter of 2008, we operated at approximately 75% of our capacity due to high feedstock costs and lower biodiesel prices and anticipate that we will operate at 90% of our nameplate capacity during the second quarter of 2008 as a result of increased demand for biodiesel during the warmer months and sales to international customers.

Results of Operations for the Three Months Ended March 31, 2008 and 2007
The following table shows the results of our operations for the three months ended March 31, 2008 and 2007, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$18,029,542	100%	$14,254,980	100%

Cost of Sales	$16,245,228	90.10%	$13,688,681	96.03%

Gross Profit	$1,784,314	9.90%	$566,299	4.04%

Operating Expenses	$538,059	2.98%	$437,995	3.13%

Other Expense	$(118,262)	0.66%	$(270,863)	1.90%

Net Income (Loss)	$1,127,993	6.25%	$(142,559)	1.01%
Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$17,254,479	95.70%	$13,992,517	98.15%
Glycerin Sales	$632,361	3.50%	$151,336	1.06%
Fatty Acid Sales and Soapstock Sales	$142,702	0.79%	$111,127	0.79%

Total Revenues	$18,029,542	100%	$14,254,980	100%

Revenues from operations for the three months ended March 31, 2008 totaled $18,029,542, resulting from the sale of biodiesel, crude glycerin, fatty acids and soapstock compared to $14,254,980 for the same period in 2007. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive receivables at March 31, 2008 was $931,564 as compared to $1,372,060 at March 31, 2007.
Revenues were higher for the fiscal quarter ended March 31, 2008, compared to the same period of 2007 due to an increase in the average selling price of biodiesel. Our average sale price for biodiesel was significantly higher during the first quarter of 2008 as compared to the same period in 2007. For the quarter ended March 31, 2008, the average price received for our biodiesel was approximately $4.009 compared to $3.515 per gallon for the quarter ended March 31, 2007, an increase of $0.495 per gallon. Management expects that biodiesel prices will remain volatile through 2008 because of increased feedstock prices and reduced sales of our biodiesel during cold weather months.
In addition, the average sales price for our glycerin has increased significantly from $0.032 per gallon at March 31, 2007 to $0.169 per gallon at March 31, 2008. The increase in the average sales price for our glycerin has helped to offset the decrease in the amount of glycerin sales.
For the three months ended March 31, 2008, our biodiesel sales as a percentage of our revenues decreased as compared to the same period of 2007. Biodiesel sales as a percentage of revenues decreased due to decreased production levels at the plant in response to increased input costs, transportation costs, cold weather issues and costs of carrying unordered inventory during the fourth quarter of 2007 and the first quarter of 2008. In the first fiscal quarter of 2008, we slowed production to 75% of our nameplate capacity and shifted to an as-ordered production schedule. We anticipate that we will operate at 90% of our nameplate capacity for the second fiscal quarter of 2008 due to an increase in orders of biodiesel. See “Plan of Operations for the Next 12 Months”.

Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Our cost of sales for our products decreased as a percentage of our revenues from 96.03% of our revenues for the quarter ended March 31, 2007, to 90.10% of our revenues for the quarter ended March 31, 2008. This decrease is primarily due to an increase in the average sale price of biodiesel by approximately $0.495 per gallon for the three months ended March 31, 2008 as compared to the same period for 2007 which offset the increase in price paid for soybean oil and animal fats for the three months ended March 31, 2008 compared to the same period for 2007. We anticipate that cost of sales on a per gallon sold basis to decrease during the 2008 fiscal year; however we can make no guarantees that this will occur.
During the first fiscal quarter of 2008, we increased our use of animal fats, and in March 2008 we produced more biodiesel using animal fats than soybean oil due to the increased prices for soybean oil. Soybean oil is a co-product of processing, or “crushing,” soybeans, which are comprised of 80% protein and 20% oil. Currently, soybean oil is only available at prices above historic averages and management expects soybean oil prices to remain volatile during 2008. High soybean oil prices are a result of increased demand for soybean oil from increased biodiesel production and constrained supplies of soybean oil due to the limited impact soybean oil demand has on soybean processing or “crush.” In addition, variables such as planting conditions and the number of acres of soybeans planted will likely cause market uncertainty and create continued price volatility as the 2008 growing season begins. Like soybean oil, animal fat prices have also increased. Although prices are not currently as high as soybean oil prices, animal fat prices are nonetheless higher than their historical average. Any increase in the prices of soybean oil and animal fat will increase our cost of goods sold and as a result, may decrease our ability to generate profit.
Natural gas prices fluctuated significantly in 2007, and we expect continued volatility during the fiscal year ended December 31, 2008. For the last several years, natural gas prices have exceeded historical averages. Global demand for natural gas is expected to continue to increase, which may further drive up prices. WIE has taken a proactive approach in the price we pay for natural gas. WIE works with Clayton Energy, which purchases natural gas for the City of Wall Lake, to purchase and schedule natural gas more economically and efficiently. We have also negotiated a lower transportation rate with the City of Wall Lake. We anticipate that these measures will save WIE approximately 15% to 20% in its cost of natural gas. However, any ongoing increases in the price of natural gas will increase our cost of goods sold and may negatively impact our profit margins.
Operating Expense
Our operating expenses as a percentage of revenues were slightly lower for the period ended March 31, 2008 than they were for the period ended March 31, 2007. These percentages were 2.98% and 3.13% for the three months ended March 31, 2008 and 2007, respectively. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Other Expenses
Our other expenses for the three months ended March 31, 2008 was 0.66% of our revenues. This expense resulted primarily from interest expense of $276,393. Our other expenses for the three months ended March 31, 2008 decreased as a percentage of our revenues as compared to the same period in 2007 of 1.9% of our revenues. We expect that our other expenses will be lower for the first quarter of fiscal year ended December 31, 2008 as compared to the remaining quarters of fiscal year ended December 31 2008 due to the receipt of patronage dividends during our first quarter.

Changes in Financial Condition for the Three Months Ended March 31, 2008
The following table highlights the changes in our financial condition for the three months ended March 31, 2008:

	March 31,	December 31,
	2008	2007
Current Assets	$15,040,932	$16,885,286
Current Liabilities	$8,868,252	$11,628,196
Long-Term Debt	$11,664,616	$12,366,667
Members’ Equity	$26,213,994	$25,086,001
Current Assets. The decrease in current assets from $16,885,285 to $15,040,932 during the period is a direct result of our shift from continuous operations to operating on an “as ordered” basis. The shift in operations resulted in a decrease in our margin deposits, trade accounts receivable and inventory at March 31, 2008 as compared to December 31, 2007. In addition, our prepaid expenses and other assets increased to $406,747 at March 31, 2008 compared to $188,362 at December 31, 2007.
Current Liabilities. Our current liabilities decreased by $2,759,944 during the period. The change in our current liabilities is largely due to the decrease we have in accounts payable to related parties of $740,105 as of March 31, 2008, down from $2,061,742 at December 31, 2007. Additionally, as of March 31, 2008, our derivative instruments decreased to $85,698, down from $1,936,375 at December 31, 2007.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, was due to our regularly scheduled loan payments which resulted in reductions to the principal amounts due to the free flow cash covenants of our credit agreement. Our March quarterly payment under our loan agreement with Farm Credit Services of America was deferred until June 20, 2008 at which time WIE must make two loan installments, for a total of $900,000. In addition, WIE was in non-compliance with our debt covenants as of December 31, 2007; however, our lender agreed to waive our non-compliance. At March 31, 2008, WIE was again in compliance with our debt covenants.
Members’ Equity. Members’ contributions for March 31, 2008 and 2007, respectively, are $23,516,376. Retained earnings as of March 31 2008 are $2,697,618 compared to $1,569,625 at December 31, 2007 due to an increase in net income. Total members’ equity as of March 31, 2008, increased by $1,127,993 as compared to December 31, 2007.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months engaging in the production of biodiesel and glycerin at our plant. We will continue to focus our attention on ensuring the plant is operating as efficiently as possible and managing production at the plant in response to any changes in soybean oil and other feedstock costs paid and any changes in biodiesel prices received.
In November 2007, as part of management’s efforts to respond to increasing feedstock prices and reduced biodiesel orders, WIE shifted to an as-ordered production schedule. Previously, WIE operated at continuous production with periodic shutdowns for routine maintenance of the plant. Under our new production philosophy, we produce biodiesel when an order is placed and only carry enough inventory to fulfill our current orders. WIE expects to continue operations on an as-ordered basis for the foreseeable future. During the first quarter of our 2008 fiscal year, we operated on an as-ordered basis at an average of approximately 75% of our nameplate capacity. This reduced production schedule was due to increased costs for feedstocks and reduced orders for biodiesel. We expect to operate on an as-ordered basis at 90% of plant capacity during the next fiscal quarter due to increased orders for biodiesel during the warmer summer driving months and sales to international customers. However, we cannot guarantee continued orders for our biodiesel and, as a result, we may operate at a lower capacity than anticipated.
We do not anticipate laying off any of our employees as result of our reduced production schedule; however, we cannot guarantee that we will not face lay-offs or additional shut downs in the future.
Management continues to direct its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. As part of our efforts, WIE has used palm oil, crude corn oil and various animal fats to produce saleable, quality biodiesel. The rising price of inputs such as soy oil, animal fats, and methanol, however, may make it difficult to satisfy these objectives and there is no assurance or guarantee that we will be able to consistently meet these objectives.
In addition, due to the current difficulties facing the biodiesel industry, our major supplier of soybean oil now requires WIE to pay for our supply of soybean oil in advance. WIE was not provided any advance notice in order to prepare for such circumstances which resulted in a temporary shutdown of our plant in March 2008 while our cash reserves could build to such levels that we were able to operate under the new payment terms. Any such changes which may occur in the future may have additional negative impacts on our ability to operate.

Pursuant to our Management and Operational Services Agreement, REG, Inc. provides us with overall management, sales and marketing and feedstock procurement services. In exchange, we pay REG, Inc. a management fee based upon the number of gallons of biodiesel produced; and a monthly feedstock procurement fee; chemical procurement fee; and marketing fee based upon the number of gallons of biodiesel marketed monthly. Finally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG continues to meet certain conditions. Pursuant to our Agreement with REG, we incurred management and operational service fees of $140,319 and $186,995 for the three months ended March 31, 2008 and March 31, 2007, respectively. The amount payable as of March 31, 2008 was $740,105.
Operating Budget and Financing of Plant Operations
We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves and our credit facilities to cover our operating costs over the next 12 months. These costs include the cost of feedstock, other production costs, staffing, office, audit, legal, compliance and working capital costs.
Our letter of credit and revolving line of credit will expire in June and July 2008, respectively. In addition, our March 20, 2008 quarterly payment under our loan agreement with Farm Credit Services of America was deferred until June 20, 2008 at which time WIE must make two loan installments, totaling $900,000. We anticipate that we will renew these credit facilities and make the required June loan payment. However, if our lender does not renew our credit facilities or we are unable to make the loan payment and the lender declares default under our loan agreement, we may have to suspend production or shut down our plant and your investment may decline or become worthless. See “Liquidity and Capital Resources” below for additional information regarding our credit facilities.
At this time, Management is uncertain if or when it may be necessary for WIE to conduct an additional offering of its membership units to raise additional proceeds to fund our operations. In the event the Board of Directors determines that additional capital is necessary and we are unable to raise the necessary amount of capital, we may be forced to cease plant operations, either temporarily or permanently, and if, as a result of our failure to raise any necessary capital, we are not in compliance with one or more of our loan covenants contained in our financing agreements, our lender may be entitled to accelerate the payments due under our loan agreements or foreclose its lien or security interest in the assets securing our loans.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The following is a discussion of what we believe to be the most critical of these policies and methods.
Inventories. Inventories are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method
Long-Lived Assets. Depreciation and amortization of our property, plant, and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.
Long-lived assets, including property, plant and equipment, and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to our estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual cash flows.

Liquidity and Capital Resources
As of March 31, 2008, we had the following assets: current assets of $15,040,932, property, plant and equipment of $31,523,416 and total assets of $46,746,862. As of March 31, 2008, we had current liabilities of $8,868,252 and long term liabilities of $11,664,616. Total members equity as of March 31, 2008, was $26,213,994.
Sources of Funds
Our members contributed $845,000 of seed capital and $21,749,950 of equity in our intrastate offering. To complete project financing, we received $18,000,000 in debt financing from Farm Credit Services of America, FLCA. We also have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The following sets forth in greater detail our sources of capital:
Short-Term Debt Sources.
We maintain a line of credit with Farm Credit Services of America, FLCA to extend operating capital as market outlets develop for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $4,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. As of March 31, 2008, $750,000 was available to be borrowed under the line of credit.
The initial term of the line of credit expires July 1, 2008. The line of credit may be renewed for an additional one year term if, on or before the last day of the initial term our lender provides to us written notice of renewal; however, there is no guarantee that Farm Credit will renew the line of credit. If our lender does not renew our line of credit, we may have insufficient funds to continue operations.
In addition, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative for a $740,000 no interest loan to be used for operating expenses for the plant. Pursuant to the terms of the agreement, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of March 31, 2008 was $678,333.
We have issued a declining balance standby irrevocable letter of credit through CoBank in favor of Glidden REC as security for the loan. The letter of credit expires on June 30, 2008 and, there is no guarantee that our lender will agree to a renewal of our letter of credit.
We anticipate that we will renew our line of credit and letter of credit facilities; however, there is no guarantee that our lenders will consent to such renewals. If our lenders do not renew these credit facilities, we may have insufficient funds to continue operations. If we have to suspend production or shut down our plant, your investment may decline or become worthless.
We maintain a reducing revolving credit line of $7,260,000 with Farm Credit Services of America. The interest rate is based on our selection of three interest rate options set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the credit agreements and term loan discussed below. As of March 31, 2008, the balance outstanding under the reducing revolving credit line was $7,260,000.
Long-Term Debt Sources.
We have long-term debt financing consisting of a $10,000,000 term loan. The interest rate on the term loan is based on our selection of three interest rate options as set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of March 31, 2008 the balance outstanding on the term note was $5,950,000.
Principal payments of $450,000 are required under the term note beginning December 20, 2006 and due each quarter thereafter. The payment due March 20, 2008 was deferred until June 20, 2008. As a result of the deferment, two loan installments are due June 20, 2008 for a total payment of $900,000. If we are unable to make our loan payment and our lender declares default under our loan agreement, we may have to suspend production or shut down our plant and your investment may decline or become worthless.

Our loan agreement with our lender contains restrictive covenants which require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. As of December 31, 2007, we failed to comply with our tangible net worth and working capital covenants in our Master Loan Agreement, as amended. The tangible net worth covenant requires the Company at the end of each period for which financial statements are required to be furnished an excess of total assets over total liabilities of not less than $26,000,000. The working capital covenant requires us to continually maintain at least $6,000,000 in working capital. Our lender waived our non-compliance with these covenants as of December 31, 2007; however, as a condition to the waiver and covenant change, the interest spread on the term loan and the revolving term loan will be increased by 50 basis points effective April 1, 2008. As of March 31, 2008, we were again in compliance with our loan covenants.
Although, we were in compliance with our loan covenants as of March 31, 2008, it is possible that we may fail to comply with one or more of our loan covenants in the future. Failure to comply with our loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. There can be no assurance that our lender will waive any future failures to comply with any one or more of the loan covenants. In the event our lender declared a default under the loan agreements and elected to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Grants and Government Programs
We received subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2007 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must produce 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually by November 30, 2008. We currently operate on an “as ordered” basis, and, as a result, we may be unable to meet the annual production requirements of the loan. If, at any time, we fail to meet the requirements of participation in the program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance the total value of the incentives received. The loan is secured by a security agreement including essentially all of our assets. As of March 31, 2008, we had an outstanding balance of $360,000.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of soybean oil and home heating oil. We do not enter into these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and supplemental revolving loan with Farm Credit. Specifically, we have $10,510,000 outstanding in variable rate debt as of March 31, 2008. The specifics of this line of credit are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Commodity Price Risk
We are also exposed to market risk from commodity prices. Exposure to commodity price risk results from our dependence on soybean oil and natural gas in the biodiesel production process. We are also exposed to biodiesel and glycerin price risks as our revenues consist primarily of biodiesel sales and glycerin sales. Currently, we seek to minimize the risks from fluctuations in the price of soybean oil and biodiesel through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
At March 31, 2008 and December 31, 2007, we recorded a net liability for these derivative instruments of $85,698 and $1,936,375, respectively. This is due primarily to unrealized losses on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil and biodiesel. However, it is unlikely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on the market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
We entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of March 31, 2008 was 5,142,678 pounds of soybean oil for April 2008 delivery with fixed price contracts ranging from $0.5422 to $0.5949 per pound. The estimate fair market value of the soybean oil purchase contracts, as of March 31, 2008, is approximately $152,248 lower than the agreed upon cost.

Item 4T. Controls and Procedures.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of March 31, 2008
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-KSB. The risks described in our annual report on Form 10-KSB are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report on Form 10-KSB. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in our annual report on Form 10-KSB.

Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. In the event that we need additional debt or equity financing to comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain debt financing. However, the doubts relating to our ability to continue as a going concern may make it difficult to raise the necessary capital or obtain additional debt financing. Additionally, the subprime mortgage lending crisis has contributed to a generally unfavorable credit environment. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and members could lose some or all of their investment.
We are experiencing liquidity issues which could require us to cease operations. As a result of the high cost of our raw materials and the ordinary delay between when we purchase those raw materials and when we receive payments from REG for our finished products, we are experiencing liquidity issues. We have minimal funds available under our debt facilities and do not have further commitments for funds from any lender. Our lack of funds could cause us to scale back production at our biodiesel plant, or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We are already operating at reduced capacity. If we are unable to secure the cash we require to operate the plant and pay our obligations as they become due, we may need to further reduce production or we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
Our reliance upon REG could damage our profitability if REG is unable to continue its business. REG withdrew its registration statement for its initial public offering on March 17, 2008 stating in its filing with the SEC that current market conditions do not support an offering of its stock at this time. Because of our substantial dependence upon REG, significant costs and delays would likely result from the need to find other sources of feedstock, consultants or marketers. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and members could lose all or substantially all of their investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On April 14, 2008, we held our 2008 Annual Meeting of Members for the purpose of electing directors and amending our operating agreement. Votes were solicited in person and by proxy.
Proposal 1 was an amendment to our Amended and Restated Operating Agreement to allow the offices of President and Chairman to be held by one person. The proposal passed. The following chart breaks down the number of votes for, against and abstained for the proposal.

Votes For	Votes Against	Abstentions
6,728	885	182
Two (2) director positions were open at our 2008 Annual Meeting of Members. Warren Bush and Kevin Ross were nominated by the board of directors. The two nominees receiving the greatest number of votes were elected to serve until the 2011 Annual Meeting of Members. At the meeting the Members cast votes for the following individuals:

Name	Votes For	Votes Against	Abstentions
Warren Bush	6,666	1,001	78
Kevin Ross	7,378	339	78
For the matter on which votes were entitled to be cast, there were 78 abstentions and no broker non-votes.

The following directors will continue their terms:

Name	Term Expiration
Bill Horan	2009
John Geake	2009
Dennis Mauser	2009
Wayne Seaman	2010
Nile Ramsbottom	2010
Item 5. Other Information.
None.
Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit

3.2.1	First Amendment to Amended and Restated Operating Agreement

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
/s/ William J. Horan
May 15, 2008	William J. Horan
Chairman, President and Director (Principal Executive Officer)

/s/ Denny Mauser
May 15, 2008	Denny Mauser
Treasurer and Director (Principal Financial and Accounting Officer)