Form 10-Q
period 2008-06-30
Western Iowa Energy, L.L.C.
filed 2008-08-14
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2008.
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                     .
COMMISSION FILE NUMBER 000-51965
WESTERN IOWA ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of	41-2143913 (I.R.S. Employer Identification No.)
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WESTERN IOWA ENERGY, LLC
BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$205,798	$32,048
Margin deposits	284,041	1,427,218
Derivative instruments	18,837	—
Trade accounts receivable — related party	3,555,328	5,816,085
Other receivables	150,281	5,997
Incentive receivable	1,406,872	317,225
Inventory	7,563,447	9,098,351
Prepaid expenses and other assets	220,071	188,362

Total current assets	13,404,675	16,885,286

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,364,842
Office building and equipment	645,542	643,705
Plant and process equipment	33,323,350	33,308,507
Construction in progress	11,635	—

Total, at cost	35,345,369	35,317,054
Less accumulated depreciation	4,353,447	3,261,429

Total property, plant and equipment	30,991,922	32,055,625

OTHER ASSETS
Land options	596	596
Other investments	80,895	33,810
Loan origination fees, net of accumulated amortization	96,499	105,547

Total other assets	177,990	139,953

TOTAL ASSETS	$44,574,587	$49,080,864

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$2,863,357	$1,747,007
Related parties	136,385	2,061,742
Revolving line of credit	—	3,800,000
Derivative instruments	—	1,936,375
Current portion of long-term debt	2,636,592	1,909,722
Accrued interest	64,998	100,542
Accrued wages and benefits	80,206	56,689
Accrued payroll taxes	15,498	3,255
Other accrued expenses	25,726	12,864
Accrued expenses — related party	178,928	—

Total current liabilities	6,001,690	11,628,196

LONG-TERM LIABILITIES
Long-term debt, less current portion above	10,683,685	12,366,667

Total liabilities	16,685,375	23,994,863

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	4,372,836	1,569,625

Total members’ equity	27,889,212	25,086,001

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$44,574,587	$49,080,864

See accompanying notes to unaudited financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2007

REVENUES
Related parties	$24,355,790	$39,257,659	$20,467,166	$34,084,878
Incentive funds	3,245,492	6,373,165	4,333,044	4,970,312

	27,601,282	45,630,824	24,800,210	39,055,190

COST OF SALES	25,133,535	41,378,763	22,234,384	35,923,065

Gross profit	2,467,747	4,252,061	2,565,826	3,132,125

OPERATING EXPENSES
Consulting and professional fees	62,363	165,585	125,264	207,472
Office and administrative expenses	508,438	943,275	450,290	806,077

Total operating expenses	570,801	1,108,860	575,554	1,013,549

OTHER INCOME (EXPENSE)
Interest income	3,052	4,779	2,936	12,085
Interest expense	(224,780)	(501,173)	(395,481)	(749,549)
Patronage dividends	—	156,404	31,810	105,866

Total other income (expense)	(221,728)	(339,990)	(360,735)	(631,598)

NET INCOME	$1,675,218	$2,803,211	$1,629,537	$1,486,978

BASIC AND DILUTED EARNINGS PER UNIT	$63.34	$105.99	$61.62	$56.22

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	26,447	26,447

See accompanying notes to unaudited financial statements.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,803,211	$1,486,978
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,101,066	1,089,837
Provision for bad debts	36,750	6,664
Non cash portion of patronage dividends	(47,085)	(31,810)
Effects of changes in operating assets and liabilities
Margin deposits	1,143,177	(803,972)
Trade accounts receivable — related party	2,224,007	(6,260,331)
Other receivables	(144,284)	(4,225)
Incentive receivables	(1,089,647)	55,580
Inventory	1,534,904	2,745,930
Derivative instruments	(1,955,212)	1,802,129
Prepaid expenses	(31,709)	(16,738)
Accounts payable	(809,007)	2,244,020
Accrued interest	(35,544)	2,537
Accrued wages and benefits	23,517	4,143
Accrued payroll taxes	12,243	(26,522)
Other accrued expenses	12,862	—
Accrued expenses- related party	178,928	(297,738)

Net cash provided by operating activities	4,958,177	1,996,482

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(28,315)	(921,563)
Sales tax refund received on plant construction costs	—	443,535

Net cash used in investing activities	(28,315)	(478,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(3,800,000)	—
Proceeds from long-term debt	—	4,809,472
Payments on long-term debt	(956,112)	(4,215,000)
Distributions to members	—	(2,121,314)

Net cash used in financing activities	(4,756,112)	(1,526,842)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	173,750	(8,388)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,048	28,322

CASH AND CASH EQUIVALENTS, END OF PERIOD	$205,798	$19,934

See accompanying notes to unaudited financial statements.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $78,678 and $41,928 at June 30, 2008 and December 31, 2007, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accounts Receivable (Continued)
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at June 30, 2008 or December 31, 2007.
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
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at June 30, 2008 and December 31, 2007 are recognized in the balance sheet at their fair value.
At June 30, 2008 and December 31, 2007, the Company recorded a net asset and a net liability for these derivative instruments of $18,837 and $(1,936,375), respectively. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. For the three months and six months ended June 30, 2008 and the three months and six months ended June 30, 2007, the Company recorded an increase (decrease) to cost of sales of $213,904 and $80,952 and $(196,017) and $(316,843), respectively related to derivative contracts.
Inventories
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property, Plant, and Equipment
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years

Land improvements	20–40
Office building	5–40
Office equipment	5–20
Plant and process equipment	10–40
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months and six months ended June 30, 2008 and 2007 was $4,524 and $9,048, respectively.
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

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Earnings Per Unit
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of June 30, 2008 and 2007, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at June 30, 2008 and December 31, 2007 was $1,406,872 and $317,225, respectively.
NOTE 3 — INVENTORY
Inventory consists of the following:

	June 30,	December 31,
	2008	2007

Raw material	$1,854,518	$2,168,644
Work in process	2,713,855	1,382,679
Finished goods	2,995,074	5,547,028

Total	$7,563,447	$9,098,351

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of June 30, 2008, the Company has a remaining option to purchase approximately 34 acres.
NOTE 5 — DEBT AND FINANCING
Revolving Line of Credit
In July 2006, the Company entered into a $4,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2009 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (5.75% as of June 30, 2008). There was $-0- and $3,800,000 drawn on this revolving line of credit at June 30, 2008 and December 31, 2007, respectively. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories. The Company has $4,000,000 available to be borrowed at June 30, 2008.
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	June 30,	December 31,
	2008	2007
Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below.	$5,050,000	$5,950,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	7,260,000	7,260,000

Note payable to the Iowa Department of Economic Development — see details below.	352,500	367,500

Note payable to Glidden Rural Electric Cooperative — see details below	657,777	698,889

Total	13,320,277	14,276,389
Less current portion	2,636,592	1,909,722

Long-term portion	$10,683,685	$12,366,667

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 5 — DEBT AND FINANCING (CONTINUED)
Long-Term Debt (Continued)
The estimated future maturities of long-term debt at June 30, 2008 are as follows:

2009	$2,636,592
2010	1,912,222
2011	1,645,352
2012	2,047,222
2013	1,882,222
Thereafter	3,196,667

Total	$13,320,277

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of June 30, 2008 and December 31, 2007. The commitments consist of a $10,000,000 term note and a $7,350,000 reducing revolving credit note and a $650,000 letter of credit. As of June 30, 2008 and December 31, 2007, the balance outstanding under the term note was $5,050,000 and $5,950,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. In March 2008, the quarterly payment due March 20, 2008 was deferred until June 20, 2008. As of June 30, 2008 and December 31, 2007, the balance outstanding under the reducing revolving credit note was $7,260,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The calculation of the free cash flow payment includes a deduction for allowed distributions to the members at 40% of net income. At June 30, 2008, the current portion of debt includes the estimated free cash flow requirements of $726,870. The agreements provide for several different interest rate options including variable and fixed options (5.75% and 8.00% variable on the term note and revolving credit note, as of June 30, 2008 and December 31, 2007, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $650,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2009. The notes are secured by essentially all of the Company’s assets. At June 30, 2008, the Company had available $90,000 to borrow under the reducing revolving credit note.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 5 — DEBT AND FINANCING (CONTINUED)
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $352,500 and $367,500 at June 30, 2008 and December 31, 2007 respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The loan is secured by a security agreement including essentially all of the Company’s assets.
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
In addition to the aforementioned waiver by the lending institutions, the minimum working capital and minimum net worth covenants are lowered to $5,500,000 and $25,000,000, respectively, for the periods ending February 29, 2008 and March 31, 2008. The lending institutions waived the amended requirements through February 29, 2008 and March 31, 2008. At June 30, 2008, the Company believes it is in compliance with said covenants.
The lending institutions also agreed to defer the due date on the upcoming $450,000 principal payment on the term loan from March 20, 2008 to June 20, 2008. The principal payment on the term loan was $900,000 at June 20, 2008. As a condition of the waiver and covenant change, the interest spread on the term loan and the revolving term loan will be increased by 50 basis points effective April 1, 2008.
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

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the six months ended June 30:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Cash paid for interest	$536,717	$747,012

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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the three months and six months ended June 30, 2008, the Company incurred service fees of $197,661 and $337,980, respectively. For the three months and six months ended June 30, 2007, the Company incurred service fees of $275,193 and $462,148, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the six months ended June 30, 2008 and 2007, the Company purchased feed stocks of $11,286,425 and $11,661,560, respectively. The amount payable to West Central Coop and REG, Inc. and Bunge North America, Inc. as of June 30, 2008 and December 31, 2007 was $136,385 and $2,061,742.
The Company has recorded expense of $106,928 and $178,928 for the net income bonus payable to REG, Inc. for the three months and six months June 30, 2008. The Company recorded expense of $94,913 for the net income bonus payable to REG, Inc. for the three months and six months ended June 30, 2007. The amount is included in accrued expenses in the accompanying balance sheet.
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at June 30, 2008:

2009	$35,627
2010	35,627
2011	35,627

Total	$106,881

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 9 — LEASE COMMITMENTS (CONTINUED)
Lease expense for the three months and six months ended June 30, 2008 and 2007 was $8,907 and $17,814, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the six months ended June 30, 2008 and 2007, was $16,054 and $12,533, respectively.
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the company adopted FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had an immaterial impact on the company’s financial statements. FAS 157 defines levels within the hierarchy as follows:
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2008:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Financial assets:

Cash equivalents	$886,052	$886,052	$—	$—

Commodity derivatives	$18,837	$—	$18,837	$—

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
The Company also has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of June 30, 2008 was 5,000,000 pounds of soybean oil for July 2008 delivery with fixed price contracts ranging from $.5755 to $.5805 cents per pound and a basis contract of $0.0236 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of June 30, 2008, is approximately $304,340 higher than the agreed upon cost.
NOTE 12 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, the price of crude oil has ranged from the mid $30 to a high of $147 per barrel on the Chicago Board of Trade. Since we commenced production, the biodiesel industry has faced numerous challenges, primarily a dramatic increase in the cost of its inputs. Much of that increase resulted from a large decrease in United States soybean acreage during the 2007 growing season which resulted in the cost of soybean oil increasing from $0.25 per pound to almost $0.70 per pound in early 2008. The Company has become an industry leader in processing large quantities of animal fat into biodiesel meeting ASTM D6751 standards and has gained customer acceptance of biodiesel made from animal fat. As a result, during the first half of 2008, the Company’s net income was $2,803,211. The Company repaid $3.8 million of its seasonal loan, and, subsequent to June 30, 2008, has repaid approximately $5.15 million of its revolving line of credit. The Company has also experimented with using corn oil as an alternative to soybean oil in the production process. The Company may need to invest in additional infrastructure to efficiently utilize certain alternative feedstocks.
During our short history, the cost of our feedstock has ranged from a low of $0.19 per pound to as high as $0.69 per pound; methanol from a low of $0.95 per gallon to a high of $2.62 per gallon. During that time, the sale price of our biodiesel has ranged from a low of $2.38 per gallon to a high of $6.00 per gallon and the sale price of glycerin from a low of $0.01 per pound to a high of $0.29 per pound. Unlike many industries, historically there has been no direct correlation between the cost of our inputs and the sale price of biodiesel which is directly related to the sale price of petroleum diesel.
Two recent developments have potential to positively affect the Company’s financial performance. First, the Farm, Nutrition and Bioenergy Act of 2008 (2008 Farm Bill) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program. The program provides $300 million of mandatory funding over the five-year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year during fiscal years 2009 — 2012 if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds allowed under the program. Final rules have not yet been implemented for the CCC Bioenergy program; however, we expect to benefit from the funding that will be available to biodiesel producers under this program in an amount of anywhere from $0.08 to $0.12 per gallon of biodiesel produced.
Further, up to this point in our history there has been little federal legislation requiring the use of any biodiesel in the nation’s fuel supply. However, beginning in January of 2009 the revised Renewable Fuel Standard (RFS) requires the use of 500 million gallons of biodiesel in the domestic fuel supply increasing to 1 billion gallons by 2012. In 2007 it is estimated that only approximately 450 million gallons of biodiesel were produced in the U.S. and 250 million gallons of that was exported. Three large oil companies have visited our plant and indicated an interest in purchasing biodiesel from us to enable them to meet their obligations under the amended RFS.
The European Commission is in the early stages of an investigation into whether the U.S. biodiesel industry has been engaging in unfair trade practices. Sales by REG, Inc. of biodiesel to European customers results in a significant portion of our sales to REG, Inc. being exported to Europe. If it is determined that a violation of the anti-dumping rules has occurred, duties or tariffs could be imposed on exports of biodiesel to Europe. That could have the affect of significantly increasing the sales price of biodiesel into European markets making it difficult or impossible to compete with European biodiesel producers.
The $1 per gallon blenders’ credit available through the Volumetric Ethanol Excise Tax Credit (VEETC) is set to expire on December 31, 2008. Legislation to extend that credit for one year has passed the House of Representatives and is now pending in the Senate. In the event the $1 per gallon blenders’ credit expires, our margins on biodiesel will be significantly reduced.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above, our ability to continue to generate positive cash flow is uncertain. This could raise doubt about whether the Company will continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six-month period ended June 30, 2008, compared to the same period in fiscal year 2007. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on form 10-KSB for the fiscal year ended December 31, 2007.
Cautionary Statements Regarding Forward Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we may make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	The availability and adequacy of our cash flow to meet our requirements;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Fluctuations in petroleum prices;

•	Changes in our business strategy, capital improvement or development plans;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or transportation industries;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;

•	Changes and advances in biodiesel production technology;

•	The imposition of tariffs or other duties on biodiesel imported into Europe; and

•	Other factors described elsewhere in this report.
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

Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon biodiesel manufacturing facility in Sac County, Iowa. We began plant operations in May 2006 and currently produce biodiesel and glycerin for sale. Our plant has an approximate production capacity of 30 million gallons per year. We engage REG, Inc. to manage and direct general operations of our plant. Pursuant to our Agreement with REG, we incurred management and operational service fees of $337,980 and $462,148 for the six months ended June 30, 2008 and June 30, 2007, respectively. The amount payable as of June 30, 2008 was $126,932.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities. Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States as well as internationally. We rely upon REG, Inc. to procure our feedstock and market our biodiesel and glycerin. Through REG, we have been exporting our biodiesel internationally, which we believe may often return greater profits than domestic biodiesel sales. However, see “RISK FACTORS” regarding a European Union investigation which could result in the imposition of tariffs and duties on biodiesel imported into Europe. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the costs of our feedstock and operating costs. Our revenues are generally impacted by such factors as the available supply and demand for biodiesel, the price of diesel fuel (with which biodiesel prices often correlate), general economic conditions, the weather, our dependence on one major customer who markets and distributes our products, the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.
The primary components of cost of goods sold from the production of biodiesel are raw materials (soybean oil, animal fats, corn oil, methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment. Our largest cost of production is the cost of feedstock, primarily soybean oil and animal fat. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. As such, our business is sensitive to fluctuation in feedstock costs.
Changes in the price or supply of feedstock are subject to and determined by market forces and other factors over which we have no control, such as crop production, carryout, exports, government policies and programs, and weather. The biodiesel industry has experienced significant increases in the costs of inputs, such as soybean oil and animal fats. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits. Although WIE has experienced profits in many cases, profit margins are currently small or nonexistent in the biodiesel industry as a result of increasing feedstock costs. The rising price of inputs such as soy oil, animal fats, and methanol, however, may make it difficult to satisfy these objectives and there is no assurance or guarantee that we will be able to consistently meet these objectives.
In an effort to increase our profits and reduce losses over the next twelve months, we plan, to the extent possible, to increase the percentage of biodiesel produced from lower cost animal fats. Essentially all of our biodiesel sold in the three-month period ended June 30, 2008 was produced from a mixture of refined soybean oil and refined animal fats, and a majority of the feedstock used in the production of our biodiesel for the second quarter of fiscal year 2008 was animal fats. A disadvantage to producing animal-fat based biodiesel is that it has a tendency to gel at higher temperatures than biodiesel produced from other feedstocks, such as soybean oil. Accordingly, this can result in decreased demand for animal fat-based biodiesel (relative to other types of biodiesel) in colder climates during the winter months. Accordingly, we expect our ability to utilize greater amounts of animal fat in the biodiesel production process will decrease as we enter into the fall and winter months. We have also been utilizing corn oil as an alternative feedstock. Like animal fats, we expect that corn oil will be less costly to acquire than soybean oil. Corn oil-based biodiesel has similar cold flow properties to that of soybean oil-based biodiesel and, accordingly, we may be able to continue to use corn oil feedstock in the fall and winter months when demand for animal fat-based biodiesel decreases. The amount of corn oil that we will be able to acquire will likely depend upon the rate at which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil. We hope that our ability to utilize lower cost feedstocks will help make our biodiesel more price competitive with petroleum-based diesel, in light of historically high petroleum diesel sales prices, thereby increasing sales volume of our biodiesel.

As part of our efforts increase our profits and reduce losses, WIE has also used and plans to continue to use palm oil and crude corn oil to produce saleable, quality biodiesel. When utilizing feedstocks like palm oil, crude corn oil and various animal fats, biodiesel production faces additional challenges in removing or neutralizing the impurities that those feedstocks contain and meeting the American Society of Testing and Materials (“ASTM”) standards for biodiesel. However, WIE continues to successfully meet these challenges and the biodiesel produced at our plant has always met and exceeded the applicable ASTM quality standards.
In addition, due to the current difficulties facing the biodiesel industry, beginning in March 2008, the major suppliers of soybean oil began requiring biodiesel producers to pay for our supplies of soybean oil in advance. Since that time, WIE has effectively managed its cash reserves to accommodate the change in payment terms. In addition, we have decreased our use of soybean oil and increased our use of animal fats, thus reducing our costs and improving our profit margin.
In November 2007, as part of management’s efforts to respond to increasing feedstock prices and reduced biodiesel orders, WIE shifted to an as-ordered production schedule. Previously, WIE operated at continuous production with periodic shutdowns for routine maintenance of the plant. Under our new production philosophy, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. We expect to continue operating in this manner for the foreseeable future. During the second quarter of our 2008 fiscal year, we operated on an as-ordered basis at an average of approximately 90% of our nameplate capacity when using animal fats. This reduced production schedule was due to increased costs for feedstocks, reduced orders for biodiesel. The reduced production schedule also reflects the additional processing that is required for producing biodiesel from animal fats. We expect to continue to operate on the same basis and capacity during the next fiscal quarter. However, we cannot guarantee continued orders for our biodiesel and, as a result, we may operate at a lower capacity than anticipated.
Results of Operations for the Three Months Ended June 30, 2008 and 2007
The following table shows the results of our operations for the three months ended June 30, 2008 and 2007, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$27,601,282	100%	$24,800,210	100%

Cost of Sales	$25,133,535	91.06%	$22,234,384	89.65%

Gross Profit	$2,467,747	8.94%	$2,565,826	10.35%

Operating Expenses	$570,801	2.07%	$575,554	2.32%

Other Expense	$(221,728)	0.80%	$(360,735)	1.45%

Net Income (Loss)	$1,675,218	6.07%	$1,629,537	6.57%

Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Biodiesel Sales	$26,644,958	96.5%	$24,414,879	98.4%
Glycerin Sales	$639,240	2.3%	$290,123	1.2%
Fatty Acid Sales and Soapstock Sales	$317,084	1.1%	$95,208	0.4%
Total Revenues	$27,601,282	100%	$24,800,210	100%

Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from operations for the three months ended June 30, 2008 totaled $27,601,282, compared to $24,800,210 for the same period in 2007. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for fiscal quarter ended June 30, 2008 was $3,245,492 as compared to $4,333,044 for the same quarter of 2007. The percentage of revenues from glycerin and fatty acid increased due to higher sales price and increased animal fat usage, respectively.
Revenues were higher for the fiscal quarter ended June 2008, compared to the same quarter of 2007 due to an increase in the average selling price of biodiesel. Our average sale price for biodiesel was significantly higher during the second quarter of 2008 as compared to the same quarter in 2007. Biodiesel sales prices during the quarter ended June 30, 2008 are significantly higher than the biodiesel prices we experienced in the same period in 2007. The average biodiesel sale price we received for the quarter ended June 30, 2008 was approximately 52.5% higher than our average biodiesel sale price for the comparable period in 2007, an increase of $1.55 per gallon.
For the three months ended June 30, 2008, our biodiesel sales as a percentage of our revenues decreased as compared to the same period of 2007. Biodiesel sales as a percentage of revenues decreased due to an increase in the volume of co-product sales.
Management expects that biodiesel sales prices will remain higher in the short-term as compared to historical averages due to current historically high energy prices. Because biodiesel is primarily used to blend with petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $5.29 to $5.60 per gallon for the week of July 18, 2008, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of July 21, 2008 averaged approximately $4.65 per gallon, which is significantly lower than the price per gallon for B100 biodiesel before the tax credit. This could cause a reduction in the demand for biodiesel. Biodiesel prices have recently reached historical highs and, therefore, have helped, to a certain extent, to offset high input costs, such as soybean oil. However, if biodiesel prices decrease and input costs stay at current levels or increase further, we would expect the profit margin on each gallon of biodiesel produced to further decrease, which could result in lower profit margins.
In addition, based on historical trends, management anticipates that demand for biodiesel will decrease during the third quarter due to blenders’ typical decrease in biodiesel blend percentages due to cold flow concerns in the fall and winter months but expects that this seasonal drop will be smaller than in previous years. However, such decrease in demand could cause downward pressure on biodiesel sale prices. Beginning in January 2009, the Renewable Fuel Standard (“RFS”) will require the use of 500 million gallons of biodiesel; however, at this time it is unclear what impact, if any, the RFS will have on biodiesel demand in the fall and winter months. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are high, causing our profit margins to decrease.
As of June 30, 2008, the average sale price for our glycerin has increased by about 315% from its levels at June 30, 2007, an increase of $0.086 per pound. The sales price of glycerin has increased due to increased demand for crude glycerin. However, as biodiesel production increases nationally, so does the supply of glycerin. We anticipate that increases in glycerin supplies could put downward pressure on glycerin prices.

The Renewable Fuels Standard (“RFS”), as originally enacted by the Energy Policy Act of 2005 and as recently amended by the Energy Independence and Security Act of 2007 (the “Energy Independence Act”), requires that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that this legislation may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by the Energy Independence Act. As of January 25, 2008 (the most recent date for which data is available), the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, of which only about 10% is currently operational. Despite the significant production capacity, only 450 million gallons of biodiesel were produced in 2007. Accordingly, there is no assurance that the 2009 renewable fuels standard will significantly impact demand for biodiesel and that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the Energy Independence Act. In addition, excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
The Farm, Nutrition, and Bioenergy Act of 2008 (2008 Farm Bill) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program. The program provides $300 million in mandatory funding over the 5 year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. Final rules have not yet been implemented for the CCC Bioenergy Program; however, we expect to benefit from the funding that will be available to biodiesel producers under this program.
Cost of Sales
Our cost of sales for our products increased as a percentage of our revenues from 89.65% of our revenues for the three months ended June 30, 2007, to 91.06% of our revenues for the three months ended June 30, 2008. This increase is primarily due to the increase of feedstock costs. Average soybean oil costs for the three months ended June 30, 2008 were approximately 89% higher than soybean oil costs for the same period in 2007. Likewise, animal fat costs for the three months ended June 30, 2008 were approximately 60% higher than animal fat costs for the same period in 2007. However, our average sale price of biodiesel increased by approximately 52.5% for the three months ended June 30, 2008, as compared to the same period for 2007 which offset the increase in price paid for soybean oil and animal fats for the three months ended June 30, 2008 compared to the same period for 2007.
Soybean oil prices have been extremely volatile in recent months and have nearly doubled from the price one year ago. However, despite these recent high prices, soybean oil prices have been trending downward in recent weeks. The USDA National Weekly Ag Energy Round-Up Report indicates that as of August 8, 2008, soybean oil prices in Iowa have dropped to approximately 49.59-50.27 cents per pound from the price of 55.76 — 56.26 cents per pound for the preceding week of August 1, 2008. Accordingly, based on recent trends, Management expects that cost of goods sold on a per-gallon sold basis may decrease for the remainder of the 2008 fiscal year. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market. Animal fats prices have also increased significantly, although they still remain lower than soybean oil prices.
The USDA’s August 2008 Oil Crops Outlook Report increased its prediction on harvested acreage of soybeans from 72.1 million to 73.3 million acres. Many acres of soybeans were planted late, which increases the risk of damage if an early frost occurs. Any decrease in soybean availability will likely increase the price of soybeans. The USDA has increased its predicted 2008/2009 U.S. average farm price for soybeans by $1 per bushel, which is now predicted to be $12.00-$13.50 per bushel. The USDA reported that a loss of productive cropland due to flooding this year has helped rally prices to an unprecedented level. Thus, our costs to obtain soybean oil will likely increase from the lowered supply of soybeans and an increase in transportation costs, as local Iowa soybean acres were most heavily affected by the flooding.

The United States Department of Agriculture’s (USDA) August 2008 Oil Crops Outlook report stated that the preliminary central Illinois average July 2008 soybean oil price declined to 60.54 cents per pound from 62.43 cents per pound in June 2008. The USDA has indicated that the current price volatility in the soybean oil market is unprecedented. Accordingly to the Jacobsen Fats & Oils Bulletin, the central Illinois crude soybean oil price as of August 8, 2008 was 48.57 cents per pound, which is down from 54.86 cents per pound as of August 1, 2008 and 63.13 cents per pound as of July 11, 2008. Such prices, however, remain well above historical averages. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, price fluctuations can have a significant affect on our profit margin on each gallon of biodiesel produced and sold.
Although animal fat prices are not currently as high as soybean oil prices, animal fat prices have nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. According to the USDA’s June 2008 Oil Crop Outlook report, lard and edible tallow prices for May 2008 were estimated at 42.27 cents and 41.88 cents per pound, respectively, which are up from 28.60 cents and 30.19 cents per pound one year ago, respectively. If the price of animal fats continues to increase, the cost advantages of utilizing animal fats as a primary feedstock may diminish and our profits will be negatively affected.
Increased demand for soybean oil and animal fats from increased biodiesel production or other changes in demand could keep soybean oil and animal fat prices higher than currently anticipated. According to the National Biodiesel Board, as of January 25, 2008 (the most recent date for which data is available) dedicated U.S. biodiesel production capacity is approximately 2.24 billion gallons per year. Plants planned or under construction could add approximately 1.23 billion gallons per year of capacity for a total annual production capacity of 3.47 billion gallons. The primary feedstock utilized by U.S. biodiesel plants continues to be soybean oil; however, many plants have the capability to use multiple feedstocks. Further, the USDA’s July 2008 Oil Crop Outlook Report indicates that animal fats account for most of the recent supply growth in biodiesel feedstock. As the demand for soybean oil and animal fats continues to increase, upward pressure is placed on such commodities and the price we pay for soybean oil and animal fats increases. Accordingly, additional increases in the price of soybean oil, animal fats, or other inputs could have a negative impact on our cost of goods sold.
The cost of methanol, another input into the biodiesel production process, has decreased from recent record-level highs caused by a shortage of methanol. As of August 8, 2008, we are paying approximately 35% less per gallon of methanol than we were paying in January and February 2008 when methanol prices reached their historical highs. We expect this decrease in the price of methanol to have a positive impact on our cost of goods sold in the future.
Natural gas prices fluctuated significantly in 2007, and we expect continued volatility during the remainder of this fiscal year. For the last several years, natural gas prices have exceeded historical averages. Global demand for natural gas is expected to continue to increase, which may further drive up prices. WIE has taken a proactive approach in the price we pay for natural gas. WIE works with Clayton Energy, which purchases natural gas for the City of Wall Lake, to purchase and schedule natural gas more economically and efficiently. We have also negotiated a lower transportation rate with the City of Wall Lake. We anticipate that these measures will save WIE approximately 15% to 20% in its cost of natural gas. However, any ongoing increases in the price of natural gas will increase our cost of goods sold and may negatively impact our profit margins.
Operating Expense
Our operating expenses as a percentage of revenues were slightly lower for the three-month period ended June 30, 2008 than they were for the three-month period ended June 30, 2007. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.

Other Expenses
Our other expenses for the three months ended June 30, 2008 decreased as a percentage of our revenues as compared to the same period in 2007. This expense resulted primarily from interest expense of $224,780, a decrease from $395,481 for the same period in 2007. Our interest expense declined primarily due to our payments toward our revolving line of credit and our reducing revolving credit note.
Results of Operations for the Six Months Ended June 30, 2008 and 2007
The following table shows the results of our operations for the six months ended June 30, 2008 and 2007, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$45,630,824	100%	$39,055,190	100%

Cost of Sales	$41,378,763	90.68%	$35,923,065	91.98%

Gross Profit	$4,252,061	9.32%	$3,132,125	8.02%

Operating Expenses	$1,108,860	2.43%	$1,013,549	2.60%

Other Expense	$(339,990)	0.75%	$(631,598)	1.62%

Net Income (Loss)	$2,803,211	6.14%	$1,486,978	3.81%
Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the six months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Biodiesel Sales	$43,899,438	96.2%	$38,498,320	98.6%
Glycerin Sales	$1,271,603	2.8%	$441,459	1.1%
Fatty Acid Sales and Soapstock Sales	$459,783	1.0%	$115,411	0.3%
Total Revenues	$45,630,824	100%	$39,055,190	100%

Revenues from operations for the six months ended June 30, 2008 totaled $45,630,824, compared to $39,055,190 for the same period in 2007. The increase from period to period is primarily due to the higher average sales price for biodiesel and glycerin during the six months ended June 30, 2008. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the six months ended June 30, 2008 was $6,373,165 as compared to $4,970,312 for the six months ended June 30, 2007.
Cost of Sales
Our cost of sales for our products decreased as a percentage of our revenues from 91.98% of our revenues for the six months ended June 30, 2007, to 90.68% of our revenues for the six months ended June 30, 2008. This decrease is primarily due to an increase in the average sale price of biodiesel by approximately $1.19 per gallon for the six months ended June 30, 2008 as compared to the same period for 2007 which offset the increase in price paid for soybean oil and animal fats for the six months ended June 30, 2008 compared to the same period for 2007.

Operating Expense
Our operating expenses as a percentage of revenues were slightly lower for the six-month period ended June 30, 2008 than they were for the same period of 2007. These percentages were 2.43% and 2.60% for the six months ended June 30, 2008 and 2007, respectively. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Other Expenses
Our other expenses for the six months ended June 30, 2008 was 0.75% of our revenues, down from 1.62% for the same period of 2007. This expense resulted primarily from interest expense of $501,173, a decrease from $749,549 during the same period in 2007. Our interest expense declined primarily due to our payments toward our revolving line of credit and our reducing revolving credit note.
Changes in Financial Condition for the Six Months Ended June 30, 2008
The following table highlights the changes in our financial condition for the six months ended June 30, 2008:

	June 30,	December 31,
	2008	2007
Current Assets	$13,404,675	$16,885,286
Current Liabilities	$6,001,690	$11,628,196
Long-Term Debt	$10,683,685	$12,366,667
Members’ Equity	$27,889,212	$25,086,001
Current Assets. The decrease in current assets from $16,885,285 to $13,404,675 during the period is a direct result of our shift from continuous operations to operating on an “as ordered” basis. The shift in operations resulted in a decrease in our margin deposits, trade accounts receivable and inventory at June 30, 2008 as compared to December 31, 2007. In addition, our prepaid expenses and other assets increased to $220,071 at June 30, 2008 compared to $188,362 at December 31, 2007.
Current Liabilities. Our current liabilities decreased by $5,626,506 during the period. The change in our current liabilities is largely due to the decrease we have in accounts payable to related parties of $136,385 as of June 30, 2008, down from $2,061,742 at December 31, 2007. Additionally, as of June 30, 2008, our derivative instruments decreased to zero, down from $1,936,375 at December 31, 2007. This is primarily due to a reduction in our operating debt, which we have paid off.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, was due to our regularly scheduled loan payments which resulted in reductions to the principal amounts due to the free flow cash covenants of our credit agreement. Our March quarterly payment under our loan agreement with Farm Credit Services of America was deferred until June 20, 2008. WIE made this payment on May 23, 2008, and paid its second quarter installment on June 20, 2008, for a total of $900,000.
Members’ Equity. Members’ contributions for June 30, 2008 and 2007, respectively, are $23,516,376. Retained earnings as of June 30, 2008 are $4,372,836 compared to $1,569,625 at December 31, 2007 due to an increase in net income. Total members’ equity as of June 30, 2008, increased by $2,803,211 as compared to December 31, 2007.

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
Liquidity and Capital Resources
As of June 30, 2008, we had the following assets: current assets of $13,404,675, property, plant and equipment of $30,991,922 and total assets of $44,574,587. As of June 30, 2008, we had current liabilities of $6,001,690 and long term liabilities of $10,683,685. Total members equity as of June 30, 2008, was $27,889,212.
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
Short-Term Debt Sources.
We maintain a line of credit with Farm Credit Services of America, FLCA to extend operating capital as market outlets develop for our biodiesel. Pursuant to the terms of the agreement, Farm Credit agreed to make a supplemental revolving loan to us in an aggregate amount not to exceed the lesser of (1) $4,000,000 (the “Commitment”); or (2) the borrowing base as calculated pursuant to the agreement. We agreed to pay interest on the unpaid balance of the loans in accordance with certain interest rate options, selected at the time we request the loan. The initial term of the line of credit expired on July 1, 2008; but pursuant to the terms of the line of credit, Farm Credit extended the term of the line of credit for an additional one-year period. As of June 30, 2008, WIE has repaid in full the outstanding balance on the line of credit. As a result, the entire $4,000,000 is available to WIE to be borrowed.
In addition, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative for a $740,000 no interest loan to be used for operating expenses for the plant. Pursuant to the terms of the agreement, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of June 30, 2008 was $657,777.
We have issued a declining balance standby irrevocable letter of credit through CoBank in favor of Glidden REC as security for the loan. The initial term of the letter of credit expired on July 1, 2008, however, the term of the letter of credit was extended and will now expire on July 1, 2009.

We maintain a reducing revolving credit line of $7,260,000 with Farm Credit Services of America. The interest rate is based on our selection of three interest rate options set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the credit agreements and term loan discussed below. As of June 30, 2008, the balance outstanding under the reducing revolving credit line was $7,260,000. As of June 30, 2008, an additional $90,000 is available to WIE to be borrowed under the reducing revolving credit line. In addition, since June 30, 2008, we have made additional payments on the revolving credit line in the amount of $5,000,000. These additional payments were possible as a result of profits, our decision to impose more stringent payment terms that require payment for shipments by truck to be made within seven days and payments for shipments by rail to be made within fifteen days, and the reduction in inventory resulting from operating on an as-ordered basis. As a result, we have $5,150,000 available to us under the revolving credit line at August 12, 2008.
Long-Term Debt Sources.
We have long-term debt financing consisting of a $10,000,000 term loan. The interest rate on the term loan is based on our selection of three interest rate options as set out in the Credit Agreement and subject to certain pricing adjustments. We executed a mortgage in favor of Farm Credit Services of America, FLCA creating a first lien on substantially all of our assets, including our real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of June 30, 2008 the balance outstanding on the term note was $5,050,000.
Principal payments of $450,000 are required under the term note beginning December 20, 2006 and due each quarter thereafter. The payment due March 20, 2008 was deferred until June 20, 2008; however, we made the deferred payment early on May 23, 2008. The second quarter loan installment was paid in full on June 20, 2008.
Our loan agreement with our lender contains restrictive covenants which require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. As of December 31, 2007, we failed to comply with our tangible net worth and working capital covenants in our Master Loan Agreement, as amended. We were again in compliance with our loan covenants on January 31, 2008. The tangible net worth covenant requires the Company at the end of each period for which financial statements are required to be furnished an excess of total assets over total liabilities of not less than $26,000,000. The working capital covenant requires us to continually maintain at least $6,000,000 in working capital. As a condition to our lender’s waiver of our non-compliance with the loan covenants, the interest spread on the term loan and the revolving term loan was increased by 50 basis points effective April 1, 2008. As of June 30, 2008, we are in compliance with our loan covenants.
Although, we were in compliance with our loan covenants as of June 30, 2008, it is possible that we may fail to comply with one or more of our loan covenants in the future. Failure to comply with our loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. There can be no assurance that our lender will waive any future failures to comply with any one or more of the loan covenants. In the event our lender declared a default under the loan agreements and elected to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Grants and Government Programs
We received subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we must build a biodiesel production facility in the Wall Lake, Iowa area that will produce and sell at least 22,500,000 gallons of bio-diesel and 7,500,000 pounds of glycerin annually by November 30, 2008. Management believes we have satisfied the conditions for forgiveness of the loan. If, at any time, we fail to meet the requirements of participation in the program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance the total value of the incentives received. The loan is secured by a security agreement including essentially all of our assets. As of June 30, 2008, we had an outstanding balance of $352,500 on the Iowa Department of Economic Development loan.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We do not enter into these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
WIE’s risk management committee oversees our risk management practices and provides open communication among WIE’s management, REG, and the WIE board of directors regarding market risk. The risk management committee takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and supplemental revolving loan with Farm Credit. Specifically, we have $7,260,000 outstanding in variable rate debt as of June 30, 2008. The specifics of this line of credit are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Commodity Price Risk
We are also exposed to market risk from commodity prices. Exposure to commodity price risk results from our dependence on soybean oil and natural gas in the biodiesel production process. We are also exposed to biodiesel and glycerin price risks as our revenues consist primarily of biodiesel sales and glycerin sales. Currently, we seek to minimize the risks from fluctuations in the price of soybean oil and biodiesel through the use of derivative instruments such as cash, futures and option contracts for soybean oil and home heating oil. We use home heating oil derivative instruments as home heating oil is the closest surrogate to biodiesel. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The extent to which we enter into these arrangements varies substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers or suppliers to purchase biodiesel or glycerin or to sell us raw materials on a fixed basis, our views as to future market trends, seasonal factors and the costs of futures contracts.
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
At June 30, 2008 and December 31, 2007, we recorded a net asset and a net liability for these derivative instruments of $18,837 and $1,936,375, respectively. This is due primarily to unrealized gains on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market.

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
We entered into agreements to purchase soybean oil for anticipated production needs. On June 30, 2008, WIE held positions on a total of 5.0 million pounds of soybean oil that consisted of fixed price contracts for 1.8 million pounds and basis contracts for 3.2 million pounds. These forward positions will allow WIE to purchase 5.0 million pounds of soybean oil at approximately $300,000 below market price.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting were effective as of June 30, 2008
PART II — OTHER INFORMATION
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
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 12 to the accompanying financial statements, uncertainties within the biodiesel industry has caused doubts about our ability to continue as a going concern. Since we commenced production, the biodiesel industry has faced numerous challenges, primarily a dramatic increase in the cost of its inputs. Higher inputs costs may result in lower profit margins since unlike many industries, historically we have not been able to pass along increased input costs to our customers. A sustained narrow spread or any further reduction in the spread between biodiesel and feedstock prices, whether as a result of sustained high or increased feedstock prices or sustained low or decreased biodiesel prices, would adversely affect our results of operations and financial position. In addition, we also face uncertainties regarding the federal legislation and regulation that support the biodiesel industry. The biodiesel industry benefits from the federal Volumetric Ethanol Excise Tax Credit (“VEETC”) program, which makes the cost of biodiesel production more competitive with regular diesel fuel by federal tax incentives. This program is set to expire in December 2008 and there is uncertainty as to whether the program will be renewed. See the additional VEETC risk factor below. Further, up to this point in our history there has been little federal legislation requiring the use of any biodiesel in the nation’s fuel supply. However, beginning in January of 2009 the revised renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) requires the use of 500 million gallons of biodiesel in the domestic fuel supply increasing to 1 billion gallons by 2012. Since approximately 450 million gallons of biodiesel were produced in the U.S. in 2007, slightly less than the 2009 mandated use, we cannot forecast the effect of the RFS program will have on demand for our biodiesel. Our ability to continue to generate positive cash flow in light of these uncertainties facing the industry has caused doubts about our ability to continue as a going concern. If we are unable to generate positive cash flow and fund plant operations, we may be forced to shut down the plant, either temporarily or permanently. If we are forced to shut-down the plant for an extended time, our business may fail and members could lose some or all of their investment.
An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in our revenues. International sales by REG results in a significant portion of our sales to REG being exported to Europe. The European Union (EU) recently announced plans to launch antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on our biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers. Accordingly, any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.

Because of the high cost of soybean oil, we are attempting to use alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We are currently producing some of our biodiesel from corn oil that we obtain from ethanol plants. Corn oil, however, poses several unique challenges to the biodiesel production process due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Furthermore, unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. The technology utilized by the ethanol plant which extracts the corn oil may also cause the suitability of the corn oil for the biodiesel production process to vary. Furthermore, special technologies may be necessary to pretreat corn oil for utilization in the biodiesel production process. Accordingly, our use of alternative feedstocks such as corn oil may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. There may be disadvantages to the use of corn oil as a feedstock of which we are not yet aware. If as a result of the unique characteristics of corn oil, the cost of producing biodiesel from corn oil may be higher than the costs associated with producing biodiesel from other types of feedstock, our profit margins may decrease.
The VEETC, a federal biodiesel tax credit on which we currently rely could expire on December 31, 2008, causing a material adverse affect on our future revenues. The Volumetric Ethanol Excise Tax Credit (“VEETC”), which was created by the American Jobs Creation Act of 2004, currently provides a tax credit of $1.00 per gallon of agri-biodiesel (biodiesel derived from virgin vegetable oils and animal fats) blended with petroleum diesel, and a tax credit of $0.50 per gallon of biodiesel made from non agri-biodiesel blended with petroleum diesel. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible in order to increase biodiesel use. This tax credit, however, is set to expire on December 31, 2008. The U.S. House of Representatives passed a bill for the Energy and Tax Extenders Act of 2008 in May 2008, which would extend the biodiesel tax credit for another year. However, the Senate has not yet taken any action on this bill. If the VEETC is not extended and the tax credit provided thereby is no longer available, we expect that we would have to raise our sale price of biodiesel by approximately $1.00 to offset the loss of the tax credit. The increase in our sale price could result in a decrease in demand for our biodiesel, which could have a material adverse affect on our revenues.
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