Form 10-Q
period 2008-09-30
Western Iowa Energy, L.L.C.
filed 2008-11-14
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended September 30, 2008.
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                      .
COMMISSION FILE NUMBER 00051965
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
As of November 11, 2008, there were 26,447 membership units outstanding.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WESTERN IOWA ENERGY, LLC
BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$304,885	$32,048
Margin deposits	794,524	1,427,218
Derivative instruments	171,497	—
Trade accounts receivable — related party	2,240,604	5,816,085
Other receivables	183,021	5,997
Incentive receivables	236,014	317,225
Inventory	7,999,819	9,098,351
Prepaid expenses	358,933	188,362

Total current assets	12,289,297	16,885,286

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,364,842
Office building and equipment	645,542	643,705
Plant and process equipment	33,404,199	33,308,507
Construction in progress	168,725	—

Total, at cost	35,583,308	35,317,054
Less accumulated depreciation	4,899,301	3,261,429

Total property, plant and equipment	30,684,007	32,055,625

OTHER ASSETS
Land options	596	596
Other investments	80,895	33,810
Loan origination fees, net of amortization	91,975	105,547

Total other assets	173,466	139,953

TOTAL ASSETS	$43,146,770	$49,080,864

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$1,134,502	$1,747,007
Related party	603,731	2,061,742
Revolving line of credit	—	3,800,000
Current portion of long-term debt	3,051,185	1,909,722
Derivative instruments	—	1,936,375
Accrued interest	45,247	100,542
Accrued wages and benefits	92,028	56,689
Accrued payroll taxes	4,869	3,255
Accrued expenses — related party	266,872	—
Other current liabilities	50,308	12,864

Total current liabilities	5,248,742	11,628,196

LONG-TERM LIABILITIES
Long-term debt, less current portion above	8,631,037	12,366,667

Total liabilities	13,879,779	23,994,863

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	5,750,615	1,569,625

Total members’ equity	29,266,991	25,086,001

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$43,146,770	$49,080,864

See accompanying notes to unaudited financial statements

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

REVENUES
Related parties	$24,164,179	$18,325,608	$63,421,838	$52,410,486
Incentive funds	2,074,436	2,937,251	8,447,601	7,907,563

Total revenues	26,238,615	21,262,859	71,869,439	60,318,049

COST OF SALES	24,146,046	21,997,574	65,524,809	57,920,639

Gross profit (loss)	2,092,569	(734,715)	6,344,630	2,397,410

OPERATING EXPENSES
Consulting and professional fees	40,238	38,810	205,823	246,282
Office and administrative expenses	537,128	326,186	1,480,403	1,132,263

Total operating expenses	577,366	364,996	1,686,226	1,378,545

OTHER INCOME (EXPENSE)
Interest income	3,782	1,419	8,561	13,504
Interest expense	(141,206)	(337,772)	(642,379)	(1,087,321)
Patronage dividends	—	—	156,404	105,866

Total other income (expense)	(137,424)	(336,353)	(477,414)	(967,951)

NET INCOME (LOSS)	$1,377,779	$(1,436,064)	$4,180,990	$50,914

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$52.10	$(54.30)	$158.09	$1.93

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	26,447	26,447

See accompanying notes to unaudited financial statements

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,180,990	$50,914
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,651,444	1,635,884
Provision for bad debts	58,424	24,028
Non cash portion of patronage dividends	(47,085)	(31,810)
Effects of changes in operating assets and liabilities
Margin deposits	632,694	(820,849)
Trade accounts receivable — related party	3,517,057	(4,047,370)
Other receivables	(177,024)	(2,771)
Incentive receivables	81,211	(460,907)
Inventory	1,098,532	704,682
Derivative instruments	(2,107,872)	1,987,231
Prepaid expenses and other assets	(170,571)	(148,875)
Accounts payable	(2,070,516)	2,569,292
Accrued interest	(55,295)	(7,147)
Accrued wages and benefits	35,339	21,516
Accrued payroll taxes	1,614	(29,131)
Accrued expenses — related party	266,872	(389,401)
Other current liabilities	37,444	6,431

Net cash provided by operating activities	6,933,258	1,061,717

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(266,254)	(1,100,582)
Sales tax refund received on plant construction costs	—	443,535

Net cash used in investing activities	(266,254)	(657,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from revolving line of credit	(3,800,000)	3,200,000
Proceeds from long-term debt	4,582,566	10,109,472
Payments on long-term debt	(7,176,733)	(11,593,056)
Distribution to members	—	(2,121,315)

Net cash used in financing activities	(6,394,167)	(404,899)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	272,837	(229)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,048	28,322

CASH AND CASH EQUIVALENTS, END OF PERIOD	$304,885	$28,093

See accompanying notes to unaudited financial statements

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $100,352 and $41,928 at September 30, 2008 and December 31, 2007, respectively.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2008 or December 31, 2007.
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
September 30, 2008
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at September 30, 2008 and December 31, 2007 are recognized in the balance sheet at their fair value.
At September 30, 2008 and December 31, 2007, the Company recorded a net asset and a net liability for these derivative instruments of $171,497 and $(1,936,375), respectively. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. For the three months and nine months ended September 30, 2008 and the three months and nine months ended September 30, 2007, the Company recorded an increase (decrease) to cost of sales of $(632,142) and $(551,190) and $823,225 and $506,383, respectively related to derivative contracts.
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
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months and nine months ended September 30, 2008 and 2007 was $4,524 and $13,572, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
Earnings Per Unit
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of September 30, 2008 and 2007, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at September 30, 2008 and December 31, 2007 was $236,014 and $317,225, respectively.
NOTE 3 — INVENTORY
Inventory consists of the following:

	September 30,	December 31,
	2008	2007

Raw material	$2,092,702	$2,168,644
Work in process	3,186,360	1,382,679
Finished goods	2,720,757	5,547,028

Total	$7,999,819	$9,098,351

NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of September 30, 2008, the Company has a remaining option to purchase approximately 34 acres.
NOTE 5 — DEBT AND FINANCING
Revolving Line of Credit
In July 2006, the Company entered into a $4,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2009 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (5.75% as of September 30, 2008). There was $-0- and $3,800,000 drawn on this revolving line of credit at September 30, 2008 and December 31, 2007, respectively. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories. The Company has $4,000,000 available to be borrowed at September 30, 2008.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	September 30,	December 31,
	2008	2007
Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below	$4,600,000	$5,950,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below	6,100,000	7,260,000

Note payable to the Iowa Department of Economic Development — see details below	345,000	367,500

Note payable to Glidden Rural Electric Cooperative — see details below	637,222	698,889

Total	11,682,222	14,276,389
Less current portion	3,051,185	1,909,722

Long-term portion	$8,631,037	$12,366,667

The estimated future maturities of long-term debt at September 30, 2008 are as follows:

2009	$3,051,185
2010	1,770,760
2011	662,222
2012	2,039,722
2013	1,882,222
Thereafter	2,276,111

Total	$11,682,222

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of September 30, 2008 and December 31, 2007. The commitments consist of a $10,000,000 term note and a $7,350,000 reducing revolving credit note and a $650,000 letter of credit. As of September 30, 2008 and December 31, 2007, the balance outstanding under the term note was $4,600,000 and $5,950,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. In March 2008, the quarterly payment due March 20, 2008 was deferred until June 20, 2008 and on May 22, 2008 this payment was made. As of September 30, 2008, the balance outstanding under the reducing revolving credit note was $6,100,000. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The calculation of the free cash flow payment includes a deduction for allowed distributions to the members at 40% of net income. At September 30, 2008, the current portion of debt includes the estimated free cash flow requirements of $1,141,463. The agreements provide for several different interest rate options including variable and fixed options (5.25% and 8.00% variable on the term note and revolving credit note, as of September 30, 2008 and December 31, 2007, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $650,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2009. The notes are secured by essentially all of the Company’s assets. At September 30, 2008, the Company had available $1,250,000 to borrow under the reducing revolving credit note.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $345,000 and $367,500 at September 30, 2008 and December 31, 2007 respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The loan is secured by a security agreement including essentially all of the Company’s assets.
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
In addition to the aforementioned waiver by the lending institutions, the minimum working capital and minimum net worth covenants are lowered to $5,500,000 and $25,000,000, respectively, for the periods ending February 29, 2008 and March 31, 2008. The lending institutions waived the amended requirements through February 29, 2008 and March 31, 2008. For all interim periods during 2008 and as of September 30, 2008, the Company believes it is in compliance with said covenants.
The lending institutions also agreed to defer the due date on the upcoming $450,000 principal payment on the term loan from March 20, 2008 to June 20, 2008 and on May 22, 2008 this payment was made. The principal payment on the term loan was $900,000 at June 20, 2008. As a condition of the waiver and covenant change, the interest spread on the term loan and the revolving term loan will be increased by 50 basis points effective April 1, 2008.
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

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the nine months ended September 30:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash paid for interest	$697,674	$1,095,010

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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the three months and nine months ended September 30, 2008, the Company incurred service fees of $203,548 and $541,528, respectively. For the three months and nine months ended September 30, 2007, the Company incurred service fees of $245,616 and $707,764, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the three and nine months ended September 30, 2008, the Company purchased feed stocks of $676,988 and $11,963,414, respectively. The amount payable to West Central Coop, REG, Inc. and Bunge North America, Inc. as of September 30, 2008 and December 31, 2007 was $603,731 and $2,061,742.
The Company has recorded expense of $87,944 and $266,872 for the net income bonus payable to REG, Inc. for the three months and nine months September 30, 2008. The Company recorded expense of $(91,663) and $3,250 for the net income bonus payable to REG, Inc. for the three months and nine months ended September 30, 2007. The amount is included in accrued expenses in the accompanying balance sheet.
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at September 30, 2008:

2009	$35,627
2010	35,627
2011	35,627

Total	$106,881

Lease expense for the three months and nine months ended September 30, 2008 and 2007 was $8,907 and $26,721, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the nine months ended September 30, 2008 and 2007, was $21,952 and $18,507, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2008:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Financial assets:

Cash equivalents	$847,834	$847,834	$—	$—

Commodity derivatives	$171,497	$—	$171,497	$—

The Company also has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of September 30, 2008 was 937,407 pounds of soybean oil for October 2008 delivery with fixed price contracts ranging from $.5553 to $.5755 cents per pound and a basis contract of $0.0260 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of September 30, 2008, is approximately $63,332 lower than the agreed upon cost.
NOTE 12 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, the price of crude oil has ranged from the mid $30 to a high of $147 per barrel on the Chicago Board of Trade. Since we commenced production, the biodiesel industry has faced numerous challenges, primarily a dramatic increase in the cost of its inputs. Much of that increase resulted from a large decrease in United States soybean acreage during the 2007 growing season which resulted in the cost of soybean oil increasing from $0.25 per pound to almost $0.70 per pound in early 2008. The Company has become an industry leader in processing large quantities of animal fat into biodiesel meeting ASTM D6751 standards and has gained customer acceptance of biodiesel made from animal fat. As a result, during the first three quarters of 2008, the Company’s net income was $4,197,002. The Company repaid $3.8 million of its seasonal loan and approximately $2.6 million of its long-term obligations. The Company had available to borrow approximately $5.25 million on its seasonal loan and revolving credit line at September 30, 2008. The Company has also experimented with using corn oil as an alternative to soybean oil in the production process. The Company may need to invest in additional infrastructure to efficiently utilize certain alternative feedstocks.

WESTERN IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
In October 2008, legislation passed to extend the $1 per gallon blenders’ credit available through the Volumetric Ethanol Excise Tax Credit and is now set to expire on December 31, 2009. In the event the $1 per gallon blenders’ credit expires, our margins on biodiesel will be significantly reduced.
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

Item 2. Management’s Discussion and Analysis or Plan of Operation.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the nine-month period ended September 30, 2008, compared to the same period in fiscal year 2007. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on form 10-KSB for the fiscal year ended December 31, 2007.
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

Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a 30 million gallon biodiesel manufacturing facility in Sac County, Iowa. We began plant operations in May 2006 and currently produce biodiesel and glycerin for sale. Our plant has an approximate production capacity of 30 million gallons per year. We engage REG, Inc. to manage and direct general operations of our plant. Pursuant to our Agreement with REG, we incurred management and operational service fees of $541,527.54 and $707,764.20 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The amount payable as of September 30, 2008 was $58,672.30.
We expect to fund our operations during the next twelve months using cash flow from our continuing operations and our credit facilities. Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States as well as internationally. We rely upon REG, Inc. to procure our feedstock and market our biodiesel and glycerin. Through REG, we have been exporting some of our biodiesel internationally, when we believe export sales will return greater profits than domestic biodiesel sales.
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
The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Changes in the price or supply of feedstock are subject to and determined by market forces and other factors over which we have no control, such as crop production, carryout, exports, government policies and programs, and weather. Because biodiesel prices are so strongly correlated to diesel fuel prices, it is difficult for biodiesel producers to pass along increased input costs to customers. We have experienced a large variation in the cost of our feedstocks since we began operation. In addition, we have also seen large variations in prices within the energy complex. The profitability of our operation is dependent upon the correlation of the agricultural market and the energy market.
Management is directing its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs. As part of these efforts, we plan, to the extent possible, to reduce feedstocks costs by producing biodiesel from a mixture of refined soybean oil and less costly feedstocks like animal fat, palm oil and crude corn oil. A majority of the feedstock used in the production of our biodiesel for the third quarter of 2008 was animal fats. We expect our ability to utilize greater amounts of animal fat will decrease as we move into the winter months due to cold flow concerns for animal fat-based biodiesel. However, we may be able to increase the volume of alternative vegtable oil feedstocks, including crude corn oil, which have more favorable cold-flow properties. We anticipate that our ability to utilize lower cost feedstocks, like animal fats and alternative vegetable oils, will help make our biodiesel more price competitive with petroleum-based diesel, thereby increasing sales volume of our biodiesel. However, there is no guarantee that we will be able to satisfy these objectives.
During the third quarter of 2008, we operated on an as-order basis. Under our as-ordered production philosophy, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. During the third quarter of 2008, we operated at an average of approximately 83% of our nameplate capacity due to the processing of animal fats. The reduced production schedule primarily reflects the additional processing that is required for producing biodiesel from animal fats. We expect to continue to operate on the same basis and capacity during the next fiscal quarter. However, we cannot guarantee continued orders for our biodiesel and, as a result, we may operate at a lower capacity than anticipated.

Results of Operations for the Three Months Ended September 30, 2008 and 2007
The following table shows the results of our operations for the three months ended September 30, 2008 and 2007, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$26,238,615	100.00%	$21,262,859	100.00%

Cost of Sales	$24,146,046	92.02%	$21,997,574	103.46%

Gross Profit (Loss)	$2,092,569	7.98%	$(734,718)	(3.46)%

Operating Expenses	$577,366	2.21%	$364,996	1.72%

Other Expense	$137,424	0.52%	$336,353	1.58%

Net Income (Loss)	$1,377,779	5.25%	$(1,436,064)	(6.75)%

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. The following table shows the sources of our revenues for the three months ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Biodiesel Sales	$25,367,193	97.67%	$20,898,736	98.29%
Glycerin Sales	$361,034	1.38%	$307,817	1.45%
Fatty Acid Sales and Soapstock Sales	$510,388	1.95%	$56,306	0.26%

Total Revenues	$26,238,615	100%	$21,262,859	100%

Revenues from operations for the three months ended September 30, 2008 increased by approximately 23.4%, compared to revenues from operations for the three months ended September 30, 2007. The increase in revenues from period to period is due primarily to a significant increase in the average price per gallon we received for the biodiesel sold. The average biodiesel sale price we received for the three months ended September 30, 2008 was $1.45 more per gallon, or approximately 47% higher, than the price per gallon received for the three months ended September 30, 2007. The increase in the average sales price for our biodiesel has helped to offset the decrease in the number of gallons of biodiesel we sold from period to period. The decrease in the number of biodiesel gallons sold for the three months ended September 30, 2008 compared to the same period in 2007 is in keeping with WIE’s philosophy of producing only what has been sold.
Revenue from sales of glycerin increased by approximately 17.3% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to an increase in the average price received for our glycerin stemming from increased demand for crude glycerin. As of September 30, 2008, the average sale price for our glycerin has increased by about 42% from its levels at September 30, 2007, or an increase of $0.19 per pound. The increase in the average sales price for our glycerin has helped to offset the decrease in the amount of glycerin sold. Revenue from sales of fatty acids has increased dramatically from the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to a significant increase in the amount of fatty acids sold. The amount of fatty acids sold increased due to our increased usage of animal fats as feedstock.

Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for fiscal quarter ended September 30, 2008 was $2,074,436 as compared to $2,937,252 for the same quarter of 2007. This decrease in incentive funds received from period to period is largely a result of the decrease in the number of gallons of biodiesel sold from period to period.
Over the past year, biodiesel prices remained higher as compared to historical averages due to historically high energy prices. In general, biodiesel prices are correlated to diesel fuel prices and in recent months, the price of petroleum-based diesel has declined significantly. According to the Energy Information Administration, Midwest diesel prices reached a peak of $4.69 per gallon during the week of July 14, 2008, but had fallen to $3.44 per gallon during the week of October 20, 2008, representing a decrease of 26.6% during the three-month period. As a result, we have seen declines in the price of biodiesel over the same period. According to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers, the price for B100 biodiesel in Iowa was approximately $5.29 to $5.60 per gallon for the week of July 18, 2008. During the week of October 17, 2008, however, the price for B100 biodiesel in Iowa had declined to $3.30 to $3.72 per gallon, a decrease of approximately 40%.
In addition, based on historical trends, management anticipates that demand for biodiesel will decrease during the fourth quarter due to blenders’ seasonal decrease in biodiesel blend percentages due to cold flow concerns in the fall and winter months within the northern tier of states, and also because of reduced agricultural demand. However, management expects that this seasonal drop will be smaller than in previous years. Further, beginning in January 2009, the Renewable Fuel Standard (“RFS”) will require the use of 500 million gallons of biodiesel. We anticipate that the RFS may increase demand for biodiesel, however, at this time it is unclear what impact, if any, the RFS will have on biodiesel demand in the fall and winter months.
A greater supply of biodiesel on the market from increased utilization of existing capacity could make it difficult for us to market our products at profitable prices. As of September 29, 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, but that only an extremely limited amount of this capacity is actually utilized by biodiesel producers. In fact, despite the significant production capacity, the National Biodiesel Board reports that only 460 million gallons of biodiesel were produced in 2007. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. Accordingly, there is no assurance that the RFS will significantly impact demand for biodiesel or that additional production of biodiesel and biomass-based diesel will not outstrip any additional demand for biodiesel that might be created by the RFS. If the demand for biodiesel does not grow at or exceed the pace of increases in supply, we expect the price for biodiesel to decline in the long-term.
The Farm, Nutrition, and Bioenergy Act of 2008 (2008 Farm Bill) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program, providing $300 million in mandatory funding over the 5 year duration of the 2008 Farm Bill to biodiesel producers. The 2008 Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. Final rules have not yet been implemented for the CCC Bioenergy Program; however, we expect to benefit from the funding that will be available to biodiesel producers under this program.
Cost of Sales
Our cost of sales for our products decreased as a percentage of our revenues from 103.5% of our revenues for the three months ended September 30, 2007, to 92.0% of our revenues for the three months ended September 30, 2008. This decrease is primarily due to our increased usage of animal fats, a lower-cost feedstock, and an increase in the average sale price for our biodiesel. WIE was able to use a larger percentage of animal fats for feedstock during the third quarter of 2008 than in previous quarters because of greater market acceptance of biodiesel made from animal fats compared to prior periods.

Increased demand for animal fats or soybean oil from increased biodiesel production or other factors could push soybean oil and animal fat prices higher than currently anticipated. Animal fats prices reached record highs in July 2008, and although they have declined somewhat, they continue to remain above their historical average. Our animal fats costs for the three months ended September 30, 2008 were approximately 57% higher than animal fat costs for the same period in 2007. Currently, animal fats prices remain less than soybean oil prices. However, the USDA’s October 2008 Oil Crop Outlook Report indicates that animal fats account for most of the recent supply growth in biodiesel feedstock. This increased demand for animal fats could pressure animal fats prices up. If the price of animal fats were to match or exceed the price for soybean oil, the cost advantages of utilizing animal fats as a primary feedstock may diminish and our profits would be negatively affected.
We anticipate that we will utilize greater amounts of soybean oil as we move into the winter months due to cold flow concerns for animal fat-based biodiesel. Price fluctuations for soybean oil have been extremely volatile in recent months. Our average soybean oil costs for the three months ended September 30, 2008 were approximately 47% higher than soybean oil costs for the same period in 2007. The USDA National Weekly Ag Round-Up reported that soybean oil prices in Iowa reached a high of 65.48 cents per pound during the week of July 3, 2008, but prices have trended downward since that time. During the week of October 17, 2008, Iowa soybean oil prices had dropped to approximately 31.95 to 35.45 cents per pound, a decrease of approximately 50%. Accordingly, based on recent trends, management expects that cost of goods sold on a per-gallon basis may remain low or decrease for the remainder of the 2008 fiscal year. However, increased prices for soybeans may push soybean oil prices up. The USDA’s October 2008 Oil Crops Outlook Report increased its prediction on harvested acreage of soybeans from 74.8 million to 77 million acres. Further, the absence of killing frosts in September and early October prevented serious damage to soybean crops in the Midwest. As a result, the USDA has decreased its predicted 2008/2009 U.S. average farm price for soybeans by $2 per bushel, which is now predicted to be $9.60 to $11.10 per bushel. Any volatility in the soybean market could increase volatility in the soybean oil market and would affect our cost of goods sold and our profit margin accordingly.
The cost of methanol, another input into the biodiesel production process, has decreased from recent record-level highs caused by a shortage of methanol. As of August 8, 2008, we are paying approximately 38% less per gallon of methanol than we were paying in January and February 2008 when methanol prices reached their historical highs. We expect this decrease in the price of methanol to have a positive impact on our cost of goods sold in the future.
Natural gas prices fluctuated significantly in 2007, and we expect continued volatility during the remainder of this fiscal year. For the last several years, natural gas prices have exceeded historical averages. Global demand for natural gas is expected to continue to increase, which may further drive up prices. However, in spite of increased demand, the price we are currently paying for natural gas is much lower that the historical highs that we experienced earlier this year. Our cost of natural gas declined significantly during the third quarter of 2008, approximately 37% less compared to the same quarter of 2007, which should continue to positively impact our profit margins going forward. WIE has taken a proactive approach in the price we pay for natural gas. WIE works with a third party that purchases natural gas for the City of Wall Lake, to purchase and schedule natural gas more economically and efficiently. We have also negotiated a lower transportation rate with the City of Wall Lake. We anticipate that these measures will save WIE approximately 15% to 20% in its cost of natural gas.
Operating Expense
Our operating expenses as a percentage of revenues were slightly higher for the three-month period ended September 30, 2008 than they were for the three-month period ended September 30, 2007. This increase was due to the increase in the amount of animal fat used in the production of our biodiesel. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Other Expenses
Our other expenses for the three months ended September 30, 2008, decreased as a percentage of our revenues as compared to the same period in 2007. This expense resulted primarily from interest expense of $141,206, a decrease from $337,772 for the same period in 2007. Our interest expense declined primarily due to our payments toward our revolving line of credit and our reducing revolving credit note.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007
The following table shows the results of our operations for the nine months ended September 30, 2008 and 2007, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$71,869,439	100%	$60,318,049	100%

Cost of Sales	$65,524,809	91.17%	$57,920,639	96.03%

Gross Profit	$6,344,630	8.83%	$2,397,410	3.97%

Operating Expenses	$1,686,226	2.34%	$1,378,545	2.29%

Other Expense	$477,414	0.66%	$967,951	1.60%

Net Income	$4,180,990	5.83%	$50,914	0.08%

Revenues
The following table shows the sources of our revenues for the nine months ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Biodiesel Sales	$69,266,632	96.38%	$59,397,057	98.48%
Glycerin Sales	$1,632,637	2.27%	$749,275	1.24%
Fatty Acid Sales and Soapstock Sales	$970,170	1.35%	$171,717	0.28%

Total Revenues	$71,869,439	100%	$60,318,049	100%

Revenues from operations for the nine months ended September 30, 2008 were up by approximately 19.2% from the same period in 2007. The increase from period to period is primarily due to the higher average sales price for biodiesel and glycerin during the nine months ended September 30, 2008. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the nine months ended September 30, 2008 was $8,447,601 as compared to $7,107,397 for the nine months ended September 30, 2007.
Cost of Sales
Our cost of sales for our products decreased as a percentage of our revenues from 96.03% of our revenues for the nine months ended September 30, 2007, to 91.17% of our revenues for the nine months ended September 30, 2008. This decrease is primarily due to an increase in the average sale price of biodiesel by approximately $1.41 per gallon for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, which offset the increase in price paid for soybean oil and animal fats from period to period.
Operating Expense
Our operating expenses as a percentage of revenues were essentially the same for the nine-month period ended September 30, 2008 than they were for the same period of 2007. These percentages were 2.34% and 2.29% for the nine months ended September 30, 2008 and 2007, respectively. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.

Other Expenses
Our other expenses for the nine months ended September 30, 2008 was 0.66% of our revenues, down from 1.60% for the same period of 2007. This expense resulted primarily from interest expense of $642,379, a decrease from $1,087,321 during the same period in 2007. Our interest expense declined primarily due to our payments toward our revolving line of credit and our reducing revolving credit note.
Changes in Financial Condition for the Nine Months Ended September 30, 2008
The following table highlights the changes in our financial condition for the nine months ended September 30, 2008:

	September 30,	December 31,
	2008	2007
Current Assets	$12,289,297	$16,885,286
Current Liabilities	$5,248,742	$11,628,196
Long-Term Debt	$8,631,037	$12,366,667
Members’ Equity	$29,266,991	$25,086,001
Current Assets. The decrease in current assets from $16,885,285 to $12,289,297 during the nine months ended September 30, 2008, is a direct result of our shift from continuous operations to operating on an “as ordered” basis. The shift in operations resulted in a decrease in our margin deposits, trade accounts receivable and inventory at September 30, 2008 as compared to December 31, 2007. In addition, our prepaid expenses and other assets increased to $532,399 at September 30, 2008 compared to $328,315 at December 31, 2007.
Current Liabilities. Our current liabilities decreased by $6,379,454 during the nine months ended September 30, 2008 due to a decrease in accounts payable to related parties and an increase in the fair market value of our derivative instruments. Our accounts payable to related parties were $603,731 at September 30, 2008 compared to $2,061,742 at December 31, 2007 The fair market value of our derivatives improved by $2,107,872, up from a net liability of $1,936,375 at December 31, 2007 to a net asset of $171,497 at September 30, 2008. In addition, the decrease in our current liabilities also reflects our reduction in the outstanding balance of our revolving line of credit, which we paid in full during the second quarter of 2008.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, was due to our regularly scheduled loan payments, which resulted in reductions in the principal amounts of our loans due to the free cash flow covenants of our credit agreement. As of September 9, 2008, we had made payments totaling $1,350,000 to Farm Credit Services, satisfying all quarterly payments under our loan agreement.
Members’ Equity. Members’ contributions for September 30, 2008 and 2007, respectively, are $23,516,376. Retained earnings as of September 30, 2008 are $5,750,615 compared to $1,569,625 at December 31, 2007 due to an increase in net income. Total members’ equity as of September 30, 2008, increased by $4,180,990 as compared to December 31, 2007.
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
Inventories. Inventories are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.
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
Liquidity and Capital Resources
Cash Flows
The following table shows cash flows for the nine months ended September 30, 2008 and 2007:

	2008	2007
Net cash provided by operating activities	$6,933,258	$1,061,717
Net cash used in investing activities	$(266,254)	$(654,047)
Net cash used in financing activities	$(6,394,167)	$(404,899)

Net increase (decrease) in cash and equivalents	$272,837	$(229)

Operating Cash Flows
For the nine months ended September 30, 2008, cash provided by operating activities increased by $5,871,541 compared to the nine months ended September 30, 2007. This increase was the result of higher net income and changes in operating assets and liabilities. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.
Investing Cash Flows
For the nine months ended September 30, 2008, cash used in investing activities decreased by $387,793 compared to the nine months ended September 30, 2007. This decrease in cash used resulted from a decrease in expenditures for property, plant and equipment during the nine months ended September 30, 2007.
Financing Cash Flows
For the nine months ended September 30, 2008, cash used in financing activities increased $5,989,268, compared to the nine months ended September 30, 2007. This change was largely due to our payment of the outstanding balance on our revolving line of credit, which used $5,050,000 of our cash in the second quarter of 2008.
Indebtedness
Short-Term Debt Sources
We maintain a supplemental line of credit with Farm Credit Services of America, FLCA (“Farm Credit”) to finance short-term working capital requirements. The aggregate amount available under the supplemental revolving loan is the lesser of (1) $4,000,000 or (2) the borrowing base as calculated pursuant to our credit facility with Farm Credit. The Farm Credit credit facility provides several different interest options for the supplement line of credit and we pay interest on the unpaid balance of the line in accordance with the interest rate option selected at the time we request a draw on the line. Unless extended, the supplemental line of credit will expire on July 1, 2009. As of September 30, 2008, WIE had no outstanding balance on the supplemental line of credit and $4,000,000 was available for borrowing.

In addition, we have obtained a $650,000 declining balance standby irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative (“Glidden REC”) as security for our loan with Glidden REC. Unless extended, the letter of credit will expire on July 1, 2009.
Long-Term Debt Sources
We have entered into a Rural Development Loan Agreement with the Glidden REC for a $740,000 no interest loan for operating expenses at the plant. The loan requires monthly installments of $6,851 until the principal sum is paid in full, with any remaining balance due on the tenth anniversary of the first advance of funds under the loan. The outstanding balance of the loan as of September 30, 2008 was $637,222.
We have a $300,000 zero interest loan from the Iowa Department of Economic Development (“IDED”). The zero interest loan requires monthly installments of $2,500 beginning in January 2008 with remaining unpaid principal due in December 2012. As of September 30, 2008, we had an outstanding balance of $245,000 on the Iowa Department of Economic Development loan.
We also have a $100,000 forgivable loan with IDED. Under the agreement with IDED, WIE will receive permanent waiver of the forgivable loan if we build a biodiesel production facility in the Wall Lake, Iowa area that will produce and sell at least 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008. Management believes we have satisfied the conditions for forgiveness of the loan. If, at any time, we fail to satisfy the terms of the IDED agreement, we may be required to repay all or part of the forgivable loan. This repayment would be over a five-year period and include interest at 5.0%.
We maintain a reducing revolving credit line of $7,260,000 with Farm Credit. The reducing revolving credit line reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with any outstanding balance due and payable in full on July 1, 2016. Advances under the reducing revolving credit note are available through the life of the commitment. Our Farm Credit credit facility provides several different interest options for the reducing revolving credit line and we pay interest on the unpaid balance of the line in accordance with the interest rate option selected under the credit facility, subject to certain performance adjustments. As of September 30, 2008, the balance outstanding under the reducing revolving credit line was $6,750,000, leaving $1,250,000 in available funds. On November 10, 2008, we made an additional payment on our reducing revolving credit line, reducing the outstanding balance to $5,250,000 and increasing the amount of funds available under the line to $2,750,000.
We also have a $10,000,000 term loan with Farm Credit. Principal payments of $450,000 are required under the term note beginning December 20, 2006 and due each quarter thereafter. Our Farm Credit credit facility provides several different interest options for the term loan and we pay interest on the unpaid balance of the loan in accordance with the interest rate option selected under the credit facility, subject to certain performance adjustments. We paid the third quarter loan installment in full on September 9, 2008. As of September 30, 2008 the balance outstanding on the term note was $4,600,000. On November 10, 2008, we paid the December 20, 2008 installment on the term loan, bringing the total payments for the year to $1,800,000 and reducing the outstanding balance of the term loan to $4,150,000.
Our credit facility with Farm Credit contains restrictive covenants that require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. As of September 30, 2008, we were in compliance with our loan covenants.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and supplemental revolving loan with Farm Credit. Specifically, we have $11,350,000 outstanding in variable rate debt as of September 30, 2008. The specifics of the line of credit and revolving loan are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, Indebtedness.”
Commodity Price Risk
We are also exposed to market risk from commodity prices. Exposure to commodity price risk results from our dependence on soybean oil, animal fats and natural gas in the biodiesel production process. We are also exposed to biodiesel and glycerin price risks as our revenues consist primarily of biodiesel sales and glycerin sales. Currently, we seek to minimize the risks from fluctuations in the price of soybean oil and biodiesel by using derivative instruments such as cash, futures and option contracts for soybean oil and home heating oil. There is currently no futures market for biodiesel. Instead, we use home heating oil derivatives. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market. Currently, we are unable to manage our price risk for animal fats as there are no futures contracts available for animal fats, and animal fats suppliers are, to date, unwilling to enter into long-term contracts for animal fats.
In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The extent to which we enter into cash, futures or option contracts varies substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers or suppliers to purchase biodiesel or glycerin or to sell us raw materials on a fixed basis, our views as to future market trends, seasonal factors and the costs of futures contracts.
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At September 30, 2008 and December 31, 2007, we recorded a net asset and a net liability for derivative instruments of $171,497 and $1,936,375, respectively. This is due primarily to unrealized gains on our hedging positions taken with respect to home heating oil.
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

We entered into agreements to purchase soybean oil for anticipated production needs. On September 30, 2008, WIE held positions on a total of 5.9 million pounds of soybean oil that consisted of fixed price contracts for 0.9 million pounds and basis contracts for 5.0 million pounds. These forward positions will require WIE to purchase 5.9 million pounds of soybean oil at approximately $63,000 above market price.
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of September 30, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Adverse Change —
	Fair Value	Market Risk
September 30, 2008	$171,497	$(17,149)
December 31, 2007	$(1,936,375)	$(193,637)
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of September 30, 2008.
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

Current uncertainties within the biodiesel industry may impact our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 12 to the accompanying financial statements, the biodiesel industry has faced numerous challenges since we commenced production, primarily a dramatic increase in the cost of its inputs. Although input costs have declined somewhat in recent months, the price of biodiesel has also declined, which may result in lower profit margins since unlike many industries, historically, we have not been able to pass along increased input costs to our customers. A sustained narrow spread or any further reduction in the spread between biodiesel and feedstock prices, whether as a result of sustained high or increased feedstock prices or sustained low or decreased biodiesel prices, would adversely affect our results of operations and financial position. In addition, we also face uncertainties regarding the federal legislation and regulation that supports the biodiesel industry. The biodiesel industry benefits from the federal Volumetric Ethanol Excise Tax Credit (“VEETC”) program, which makes the cost of biodiesel production more competitive with regular diesel fuel by federal tax incentives. Although Congress and the President recently extended this program through December 31, 2009, additional legislative efforts will be required to extend the tax credit beyond the 2009 date. See the additional VEETC risk factor below. Further, up to this point in our history there has been little federal legislation requiring the use of any biodiesel in the nation’s fuel supply. However, beginning in January of 2009 the revised renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) requires the use of 500 million gallons of biodiesel in the domestic fuel supply increasing to 1 billion gallons by 2012. Since approximately 450 million gallons of biodiesel were produced in the U.S. in 2007, slightly less than the 2009-mandated use, we cannot forecast the effect of the RFS program will have on demand for our biodiesel.
An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in our revenues. International sales by REG results in a significant portion of our sales to REG being exported to Europe. This past summer, the European Union (EU) announced plans to launch antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on our biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers. Accordingly, any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.
Because of the high cost of soybean oil, we are attempting to use alternative vegetable oil feedstocks to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We are currently producing some of our biodiesel from crude corn oil that we obtain from ethanol plants. Crude corn oil, however, poses several unique challenges to the biodiesel production process. The technology utilized by the ethanol plant that extracts the crude corn oil may also cause the suitability of the crude corn oil for the biodiesel production process to vary. It is possible that special technologies may be necessary to pretreat crude corn oil and other alternative vegetable oils for utilization in the biodiesel production process. Accordingly, our use of alternative vegetable oil feedstocks, such as crude corn oil, may require us to make modifications to our equipment, purchase new equipment or repair equipment that could be damaged by the use of different feedstocks. There may be disadvantages to the use of crude corn oil or other alternative vegetable oils as a feedstock of which we are not yet aware. If as a result of the unique characteristics of corn oil or other alternative vegetable oils, the cost of producing biodiesel is higher than the costs associated with producing biodiesel from soybean oil or animal fats, our profit margins may decrease, or we may elect to discontinue using corn oil or other alternative vegetable oil feedstocks.
The VEETC, a federal biodiesel tax credit may expire on December 31, 2009. The Volumetric Ethanol Excise Tax Credit (“VEETC”), which was created by the American Jobs Creation Act of 2004, currently provides a tax credit of $1.00 per gallon of agri-biodiesel (biodiesel derived from virgin vegetable oils and animal fats) blended with petroleum diesel, and a tax credit of $0.50 per gallon of biodiesel made from non agri-biodiesel blended with petroleum diesel. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible in order to increase biodiesel use. This tax credit was set to expire on December 31, 2008. The Emergency Economic Stabilization Act of 2008, which President Bush signed into law on October 3, 2008, includes a one-year extension of the VEETC. As a result, the VEETC will expire on December 31, 2009. Whether the next administration will continue to support the VEETC or other incentives for biodiesel is unknown. If the VEETC is not extended and the tax credit provided thereby is no longer available, we expect that we would have to raise our sale price of biodiesel by approximately $1.00 after December 31, 2009, to offset the loss of the tax credit. The increase in our sale price could result in a decrease in demand for our biodiesel.

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

WESTERN IOWA ENERGY, LLC
Date: November 13, 2008	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: November 13, 2008	/s/ Denny Mauser
Denny Mauser
Treasurer and Director (Principal Financial and Accounting Officer)