Form 10-K
period 2008-12-31
Western Iowa Energy, L.L.C.
filed 2009-03-31
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-51965
WESTERN IOWA ENERGY, LLC
(Name of registrant in its charter)

Iowa	41-2143913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 S. CENTER STREET, P.O BOX 399
WALL LAKE, IOWA	51466
(Address of principal executive offices)	(Zip Code)
(712) 664-2173
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
26,447
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Note -	Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the membership units held by non-affiliates of the registrant was $18,794,250 at June 30, 2008. There is no established public trading market for the registrant’s membership units. The aggregate market value was computed by reference to the average bid and asked price of the membership units in the registrant’s qualified matching service as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.
As of the date of this filing, there are 26,447 membership units of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Section III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2008.

AVAILABLE INFORMATION
Our website address is www.westerniowaenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Compliance,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-K.
CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Competition with other manufacturers in the biodiesel industry;
•	The availability and adequacy of our cash flow to meet our requirements;
•	Results of our hedging strategies;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;
•	Decrease in the demand for biodiesel;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on third parties to market our products;
•	Fluctuations in petroleum prices;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in our business strategy, capital improvement or development plans;
•	Consequences of the domestic and global economic downturn and recent financial crisis;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or transportation industries;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;
•	Changes and advances in biodiesel production technology;
•	Our ability to continue to export our biodiesel;
•	Changes in federal, state, or local incentives for biodiesel production;
•	The imposition of tariffs or other duties on biodiesel imported into Europe; and
•	Other factors described elsewhere in this report.
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

PART I
ITEM 1. Business.
General Development of Business
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing and operating a biodiesel manufacturing facility in Sac County, Iowa. References to “we,” “us,” and “our” refer to Western Iowa Energy, LLC. Since May 2006, we have been engaged in the production of biodiesel and glycerin. We derive our revenues from the sale and distribution of our biodiesel and glycerin.
Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year and is able to pretreat crude vegetable oil and crude animal fats for use in the biodiesel production process. Our pretreatment systems permit us to utilize lower-cost feedstock, such as animal fats, in place of higher-cost feedstock, such as soybean oil, to optimize our profits.
Our plant is BQ-9000 accredited by the National Biodiesel Board and National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality assurance program. BQ-9000 accreditation demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable American Society of Testing and Materials (“ASTM”) biodiesel specifications.
For the fiscal year ended December 31, 2008, we produced a total of 18,035,289 gallons of biodiesel at our plant. This is significantly less than our annual nameplate production capacity of 30,000,000 gallons (or 2,500,000 gallons per month). The reduced production schedule in fiscal year 2008 is primarily due to reduced sales volumes during the fourth quarter, but also contributing to the decline is our increased usage of animal fats to produce biodiesel, which requires greater processing to produce biodiesel than vegetable oils. In January 2009, we operated at a significantly lower capacity of approximately 28%. The reduced production level for January 2009 is due to continued decreased demand for biodiesel during the winter months. We expect that we will continue to operate at similar low production levels for the first quarter of fiscal year 2009 as we move out of the winter months. However, we expect that biodiesel demand will increase as we move into the spring and summer months and that our average production levels for fiscal year 2009 will be higher than those in fiscal year 2008.
We have entered into a Management and Operational Services Agreement (MOSA) with Renewable Energy Group, Inc. (REG). Pursuant to the terms of the MOSA, REG manages our plant, procures feed stock and chemical inputs for our plant, and markets our biodiesel and glycerin.
We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil and animal fats from which we produce our biodiesel and glycerin; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
Financial Information About Segments
We do not operate any distinct segments, as defined by generally accepted accounting principles.

Principal Products
The principal products that we produce are biodiesel and crude glycerin.
Biodiesel
Biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources and is primarily used in compression ignition (diesel) engines and may also be used as home heating oil. Biodiesel provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. Biodiesel’s physical and chemical properties, as they relate to operation of diesel engines, are similar to petroleum-based diesel fuel. As a result, blends containing 20% biodiesel and 80% petroleum-based diesel may be used in most standard diesel engines without requiring any engine modifications.
We derived approximately 96.5% of our revenue from the sale of biodiesel during our fiscal year ended December 31, 2008. Biodiesel sales accounted for approximately 98.1% and 99.4% of our revenue for the fiscal years ended December 31, 2007 and 2006, respectively.
Primary Co-Product — Crude Glycerin
The primary co-product of the biodiesel production process is crude glycerin, which equals approximately 10% of the quantity of biodiesel produced. Crude glycerin is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. Many of these uses, however, require refined glycerin. Our plant only produces crude glycerin and does not have the capability to refine glycerin. Also, glycerin produced from the production of animal fat-based biodiesel cannot be used in pharmaceutical products.
We derived approximately 3.5% of our revenue from the sale of crude glycerin during our fiscal year ended December 31, 2008. Crude glycerin sales accounted for approximately 1.9% and 0.6% of our revenue for the fiscal years ended December 31, 2007 and 2006, respectively.
Principal Products Markets
As described below in “Distribution Methods”, we market and distribute all of our biodiesel and glycerin through a professional third party marketer, REG. Our biodiesel and glycerin marketer makes all decisions with regard to where our products are marketed. Our biodiesel and glycerin are primarily sold in the domestic market.
We expect our biodiesel and glycerin marketer to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.
Distribution Methods
We have entered into a Management and Operational Services Agreement (MOSA) with REG for the purposes of marketing and distributing our biodiesel and glycerin. Pursuant to the MOSA, REG markets all biodiesel and glycerin that we produce. We determine the price at which REG sells our biodiesel and glycerin based on marketing information that REG provides to us on no less than a monthly basis. REG markets all of our biodiesel and glycerin in its own name. We pay REG a fee equal to one cent ($0.01) per gallon for all biodiesel marketed from our facility. We also pay REG a fee for marketing our glycerin, which is based on the amount of biodiesel marketed and is equal to one fifth of a cent ($0.002) per gallon of biodiesel. We also pay REG an annual net income bonus equal to 6% of our net income. The amount we paid REG for the annual net income bonus in the fiscal years ended December 31, 2008 and December 31, 2007 was $117,620 and $0.00, respectively. The MOSA will continue in effect for an initial term until approximately May 26, 2009. The MOSA will thereafter automatically renew until such time as either party provides 12 months written notice of termination to the other party.

Seasonal Demand for Biodiesel
Biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture. Cold flow refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The cloud point is the temperature at which small solid crystals are visually observed as the fuel is cooled. When air temperatures fall below the cloud point, these crystals may plug fuel filters or drop to the bottom of a storage tank; however, fuels can usually be pumped at temperatures below the cloud point. The “pour point” for a fuel is the temperature at which the fuel contains so many crystals that it is essentially a gel and will no longer flow. Therefore, a lower cloud point and pour point means that the fuel flows better in colder temperatures. To provide biodiesel with an acceptable cloud point and pour point in cold weather, we need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% provides acceptable cold flow properties for the Iowa market. We expect that REG will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel typically diminishes in colder climates and during the colder fall and winter months as a result of cold flow concerns. Animal fat-based biodiesel has a higher pour point temperature than other types of biodiesel. Accordingly, demand for this type of biodiesel may fluctuate by season more than demand for biodiesel made from other types of feedstock.
General Demand for Biodiesel
The biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. In 2007, the Renewable Fuels Association reported that a record 6.5 billion gallons of ethanol were produced in the United States. However, the biodiesel industry produced only approximately 450 million gallons of biodiesel in 2007, constituting only a small part of the 60 billion gallon-per-year U.S. diesel fuel market and a fraction of the amount of 2007 ethanol production. Total 2007 biodiesel production is also significantly less than current national biodiesel production capacity. The National Biodiesel Board estimates that as of September 29, 2008 (the latest date for which information is available), national biodiesel production capacity totaled approximately 2.61 billion gallons per year. Some plants are currently closed and some do not currently operate at full capacity due to this excess production capacity and other economic factors. The National Biodiesel Board estimates that production capacity could increase by another 849.9 million gallons once the plants currently under construction or engaged in expansion, if completed, begin production.
Several factors could lead to an increase in biodiesel demand. Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter and sulfur. In addition, a 2007 study by the U.S. Department of Energy (DOE) and the U.S. Department of Agriculture (USDA) found that biodiesel has a positive energy balance: for every unit of energy consumed in the supply chain and production process for biodiesel, there are 3.5 units of energy produced. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 3%. The increased lubricity reduces friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors. Further, the Environmental Protection Agency (EPA) Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel can be an attractive alternative to satisfying the requirements of the mandate. Future biodiesel demand will vary directly on the basis of any changes that are made to EPA regulations.
We also anticipate that the Renewable Fuel Standard (RFS), expanded by the Energy Independence and Security Act of 2007, as described below under Government Regulation and Federal Supports, may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. There can be no assurance that the RFS will increase the current demand for biodiesel because it is estimated that current biodiesel production capacity already exceeds the 2012 RFS biomass-based diesel mandate. We also anticipate that the expanded RFS requirements could be satisfied primarily by corn-based ethanol and other types of ethanol, including cellulose-based ethanol, and could have little effect on the biodiesel industry in the short-term.

Sources and Availability of Raw Materials
Feedstock Procurement
Under the MOSA with REG, REG is responsible for arranging the purchase and procurement of the feedstock and chemical inputs necessary to produce biodiesel at our plant. Specifically, the MOSA requires REG to:
•	Provide analysis and audit of feedstock suppliers;
•	Purchase feedstock at competitive prices meeting specifications and in quantities adequate to satisfy the production schedule of our plant;
•	Negotiate for discounts on feedstock, where obtainable;
•	Arrange for transportation, logistics, and scheduling of feedstock deliveries;
•	Provide analysis and audit of bulk transportation providers;
•	Perform due diligence requirements for investigation of suppliers of the chemical inputs;
•	Provide analysis and audit of chemical suppliers;
•	Purchase chemical inputs at competitive prices meeting specifications for use in our plant;
•	Negotiate for discounts on the purchase of chemical inputs, where obtainable;
•	Procure adequate chemical inputs to meet our production schedules; and
•	Arrange for transportation, logistics, and scheduling services for chemical input deliveries by suppliers.
The inability of REG to obtain adequate feedstock for our facility at economical prices, or at all, could have significant negative impacts on our ability to produce biodiesel and on our revenues. We pay REG a fee equal to one cent ($0.01) per gallon for all biodiesel marketed from our facility. We also pay REG a fee for marketing our glycerin, which is based on the amount of biodiesel marketed and is equal to one fifth of a cent ($0.002) per gallon of biodiesel. We also pay REG an annual net income bonus equal to 6% of our net income. The amount we paid REG for the annual net income bonus in the fiscal years ended December 31, 2008 and December 31, 2007 was $117,620 and $0.00, respectively.
Feedstock Cost and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant and widely used feedstock available in the United States. Our plant is capable of pretreating crude vegetable oil, including soybean oil and corn oil, and animal fats and utilizing these feedstocks to produce biodiesel. Animal fat has typically been less expensive to acquire than soybean oil and, accordingly, we attempt to use as much animal fat feedstock as possible when producing our biodiesel when such use would return greater profit margins. Demand for animal fat-based biodiesel, however, typically declines in the colder fall and winter months and, accordingly, our use of animal fats may decline during those months. Most of the feedstock used in our biodiesel production in fiscal year 2008 was animal fats. In fiscal year 2008, we also began utilizing corn oil as a lower-cost feedstock alternative to soybean oil. We anticipate that we may continue to use corn oil as a feedstock source for so long as its use returns greater profit margins as compared to soybean oil.
In the event we cannot obtain adequate supplies of feedstock at affordable prices, our ability to operate profitably may be materially impaired. Increased feedstock costs may continue to reduce our revenues and the value of your investment.

Soybean Oil
The twenty-year average price for soybean oil is approximately 21 cents per pound. However, soybean oil prices have been extremely volatile, reaching record highs in the summer of 2008 and sharply declining thereafter. The USDA February 2009 Oil Crops Outlook report provides that the average January 2009 soybean oil price was approximately 32.16 cents per pound, which is significantly below the summer’s peak price. The drop in soybean oil prices likely resulted from changing global economic conditions triggered by the recent sharp decline in petroleum prices, the recent failure of various major U.S. financial institutions, the tightening of credit markets, and the economic downturn experienced by the U.S. and other countries. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil prices in Iowa for the week of February 6, 2009 were even lower, ranging from 29.55 to 31.05 cents per pound. The charts below show U.S. soybean oil prices over the past ten years and for the past twelve months:
U.S. Soybean Oil Prices for the Past
10 Years

Marketing Year	Price (cents)
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03
2008/2009	28.5-31.5	(1)
U.S. Soybean Oil Prices
for Preceding Twelve-Month Period

Month	Price (cents)
March	57.27
April	56.58
May	58.27
June	62.43
July	60.54
August	50.78
September	46.09
October	35.50
November	31.55
December	29.30
January	32.16
February	28.93	(1)

(1)	Preliminary Price
Source: USDA, Oil Crops Outlook Report, March 12, 2009
It takes more than seven pounds of soybean oil to make a gallon of biodiesel. Continued increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel we sell produced from soybean oil. Any increase in the price of soybean oil without a corresponding increase in the price of biodiesel will negatively impact our ability to generate revenues and profits. Due to high soybean prices throughout most of the 2008 fiscal year, we have been using alternative forms of feedstock as substitutes for soybean oil to the greatest extent possible. These substitutes include animal fat and corn oil. However, prices for these alternative feedstocks have tended to increase along with the cost of soybean oil. Accordingly, we will continue to explore additional low-cost feedstocks. In 2008, only 29.3% of our total feedstock used consisted of soybean oil, which is a significant decrease from 2007, in which 87.4% of our total feedstock used was soybean oil.
Increased competition with other biodiesel plants for soybean oil may result in increased prices for soybean oil. Accordingly, the number of acres of soybeans planted and harvested can impact the price of and competition for soybean oil. In its December 2008 Oil Crops Outlook report, the USDA reported that a record 75.9 million soybean acres were sown in 2008. The USDA projects that soybean oil usage for biodiesel for 2008/2009 will be 18.0 billion pounds. The increase in the use of soybean oil for biodiesel production is expected to slow, as utilization of alternative feedstocks increases.
Animal Fats and Other Alternative Feedstocks
Our plant is also capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat prices have also increased over the past several years. Like soybean oil prices, animal fat prices peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their recent peak, animal fat prices are nonetheless higher than their historical average. The primary animal fat that we used as a feedstock in 2008 was choice white grease. In 2008, approximately 57% of our total feedstock usage consisted of choice white grease, which represents a significant increase from 2007 when only 6.7% of our total feedstock usage was choice white grease. We also used small amounts of bacon fat, beef tallow, poultry fat, lard, and yellow grease as feedstocks for our biodiesel.
In 2008, the average price we paid for choice white grease was 36.92 cents per pound. By contrast, we paid an average of 25.85 cents per pound for choice white grease in 2007. The chart below shows the average price of choice white grease for each month during the 2008 fiscal year.

Choice White Grease Prices
2008

Price
Month	(cents per lb.)
March	34.74
April	40.34
May	42.25
June	44.15
July	50.75
August	47.06
September	46.51
October	38.46
November	29.68
December	12.66
January	21.71
February	18.47
We have also been using corn oil that we primarily obtain from ethanol plants as an alternative feedstock from time to time. In 2008, approximately 2.4% of our total feedstock usage consisted of corn oil. We expect that, like animal fats, corn oil may be a less costly feedstock alternative to soybean oil, which reached record high prices during the past year. The USDA February 2009 Oil Crops Outlook report provides that the average January 2009 price for corn oil was 25.19 cents per pound, which was only slightly lower than the February 2009 price for soybean oil. The National Weekly Ag Energy Round-Up for the week of February 6, 2009 indicates that crude corn oil prices in the Midwest were slightly higher, ranging from 28.00 cents to 29.50 cents per pound. Corn oil-based biodiesel has similar cold flow properties to those of soybean oil-based biodiesel and, accordingly, we may be able to continue to use corn oil as feedstock in the fall and winter months when demand for animal fat-based biodiesel could decrease. Corn oil, however, tends to cause a waxy substance to build up during the production process. Unless a process for removing this waxy substance is developed, we expect that we will not be able to produce any biodiesel blends containing greater than 20% corn oil. The unique characteristic of corn oil could cause corn oil to be a less desirable feedstock than soybean oil and animal fat. See “RISK FACTORS” about the unique challenges of corn oil biodiesel blends. The amount of corn oil that we will be able to acquire will likely depend upon the rate in which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil.
In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant temporarily or permanently. Shut downs and increased feedstock costs may reduce our revenues from operations which could decrease or eliminate the value of our units.
Feedstock Cold Flow Properties
Because biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture, cold flow also becomes a primary factor in determining the type of feedstock to use. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates and in colder seasons. The “cloud point” is the temperature at which small solid crystals are visually observed as the fuel is cooled. When air temperatures fall below the cloud point, these crystals may plug fuel filters or drop to the bottom of a storage tank; however, fuels can usually be pumped at temperatures below the cloud point. The “pour point” for a fuel is the temperature at which the fuel contains so many crystals that it is essentially a gel and will no longer flow. Therefore, a lower pour point temperature means the fuel flows better in colder temperatures. The following table represents the cloud points and pour points for different types of fuels:

Type of Fuel	Cloud Point	Pour Point
Soy-based Biodiesel (B100)	32ºF	25ºF
Choice white grease-based Biodiesel (B100)	48ºF	42ºF
Beef tallow-based Biodiesel (B100)	61ºF	59ºF
No. 2 Ultra Low Sulfur Petroleum Diesel	6ºF	-30ºF
B2 Soy Blend with No. 2 Diesel	7ºF	-25ºF

To provide biodiesel with acceptable cloud points and pour points in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide acceptable cold weather properties for the Iowa market. However, we expect that REG, our marketer, will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are currently producing biodiesel from animal fats, soybean oil, and corn oil. Approximately 69.8% of our biodiesel sales for fiscal year 2008 were animal fat biodiesel blends, which is a significant increase from 9.7% in fiscal year 2007. We produced a minimal amount of biodiesel from corn oil during fiscal 2008 as well.
Hedging
Due to fluctuations in the price and supply of feedstock, we utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations that result from our purchase of feedstock in the agricultural market and the sale of our biodiesel in the energy market. These markets are largely unrelated, so an increase in feedstock costs does not generally translate into an increase in the price of our biodiesel. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel currently produced to justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. In late 2007, our Board of Directors formed a Risk Management Committee, which has enacted a strict policy, intended to balance our hedging activities.
Pretreatment Costs
Crude vegetable oils, such as crude soy and corn oil, and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment removes the impurities from crude soybean oil, corn oil, or any animal fat or grease, and prepares the feedstock to go through the biodiesel production process. Some types of feedstock need more treatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.
For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soy oil varied between 2 and 7 cents per pound in 2008. Our processing plant has pretreatment capabilities allowing us to utilize crude vegetable oil and many types of fat or grease as feedstock in our facility. This added flexibility allows us to choose the feedstock that will produce biodiesel in the most cost-effective manner possible.
Utilities, Energy & Infrastructure
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

Water. We require a significant supply of water, approximately 100,000 gallons of water per day. The City of Wall Lake drilled a well on the property adjacent to the plant to supply process water for our use. The City of Wall Lake has run a line from its pretreatment plant to our site to supply us with potable water. The rate currently charged by the City of Wall Lake for both process water and potable water is $1.00 per 1,000 gallons.
Natural Gas. Natural gas is a significant input to our manufacturing process. During the 2008 fiscal year, our natural gas usage was approximately 109,720 million British thermal units (“mmBTU”). Because the volume of animal fat processed through our plant has a large impact on the volume of gas we use, we estimate a usage between 100,000 mmBTU and 120,000 mmBTU for the 2009 fiscal year. We anticipate that we will average between 7,000 and 11,000 mmBTU per month. The price we will pay for our natural gas during the 2009 fiscal year is uncertain, however, we believe it will be lower than the $10.56 per mmBTU we paid during the 2008 fiscal.
Patent, Trademarks and Licenses
As part of our design-build agreement with REG, REG agreed to provide us a perpetual and irrevocable license to use any and all of its technology and propriety property related to or incorporated into the plant in connection with our operation, maintenance and repair of the plant.
Government Regulation and Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The American Jobs Creation Act of 2004, the Energy Policy Act of 2005, and the Energy Independence and Security Act of 2007 have established the groundwork for biodiesel market development.
Renewable Fuels Standard
The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels annually by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS, as amended by the EISA, does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. The EPA is currently writing the rules governing implementation of the EISA biomass-diesel requirements.
We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. As of September 29, 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand. We also anticipate that the expanded RFS could be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.

On April 10, 2007 the EPA published final rules implementing the RFS program. The RFS program final rules were effective as of September 1, 2007. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th of each year for the following year. The 2008 RFS required that 7.76% of all fuel sold or dispensed to U.S. motorists be renewable fuel, which equates to approximately 9 billion gallons of renewable fuels. The EPA recently announced that the 2009 RFS blending requirement will be set at 10.21% to ensure that at least 11.1 billion gallons of renewable fuels are blended into transportation fuel. The RFS must be attained by refiners, blenders, and importers (called “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique renewable identification numbers (“RINs”). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their applicable renewable volume obligation, which is based on the applicable annual RFS. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their renewable volume obligation. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS.
Each RIN may only be counted once toward an obligated party’s renewable volume obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. At least 80% of the renewable volume obligation for a given calendar year must come from RINs generated that year. An obligated party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its renewable volume obligation. If the obligated party fails to satisfy its renewable volume obligation in a calendar year, the obligated party may carry the deficit forward for one year. Such deficit will be added to the party’s obligation for the subsequent year.
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
Federal Biodiesel Supports and Programs
The Energy Policy Act of 2005 provided for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is available through December 31, 2010. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because we are organized as a limited liability company, this credit passes through to our members and may be used as a credit against their federal income tax liability, subject to various limitations.
The American Jobs Creation Act of 2004 originally created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a tax credit of $1.00 per gallon for biodiesel. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC was set to expire on December 31, 2008, but was recently extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”). The VEETC, as extended by the EESA, contains a few significant changes. The law closes the so-called “splash and dash” loophole, which refers to the instances where biodiesel produced in foreign countries was transported to the United States, blended with a small percentage of diesel to claim the tax incentive, and then shipped to a third country for sale and use. Pursuant to EESA, biodiesel produced outside the United States will no longer qualify for the biodiesel tax incentive. The law also reduces the credit for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents. Although VEETC was recently extended for an additional year, it is now set to expire on December 31, 2009 and there can be no assurance that it will be renewed again in the future. The loss of the biodiesel tax incentive provided by the VEETC would increase our cost of production and have an adverse impact on our ability to generate a profit, and therefore could reduce the value of your investment.

The Energy Policy Act of 2005 also created incentives for alternative fuel refueling stations. The provision permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010. Most recently, the American Recovery and Reinvestment Act of 2009 increased the credit to 50% (up to $50,000) for refueling property placed in service in 2009 or 2010. While it is unclear how this credit will affect the demand for biodiesel in the short-term, it may help raise consumer awareness of alternative sources of fuel and could positively impact future demand for biodiesel.
The Farm, Nutrition, and Bioenergy Act of 2008 (2008 Farm Bill) reauthorized the Commodity Credit Corporation (“CCC”) Bioenergy Program. The program provides $300 million in mandatory funding over the 5 year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. Final rules have not yet been implemented for the CCC Bioenergy Program; however, we expect to benefit from the funding that will be available to biodiesel producers under this program.
The Clean Air Act Amendment
Additionally, environmental laws such as the Clean Air Act Amendments that are aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring the reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011. Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact diesel engines. On the other hand, biodiesel contains no sulfur (and therefore does not emit sulfur dioxide) and is able to supply lubricity, which makes biodiesel an attractive blending stock.
State Legislation
Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year. Similarly, in July 2008 Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.
Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
In May 2006, several laws were passed in Iowa for the purpose of expanding and funding consumer access to biodiesel and ethanol-blended fuels through a RFS and a series of retail tax credits. These laws provide retailers with an opportunity for cost-sharing grants. In addition, the laws provide certain incentives such as an Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019; a retail tax credit for biodiesel blends of $0.03 per gallon for retailers whose diesel sales include 50% or greater biodiesel blends; and an expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E-85 and biodiesel blends to customers. While this legislation does not specifically require increased use of biodiesel, it encourages renewable fuels usage in Iowa, including increased biodiesel consumption.

Effect of Government Incentives and Regulation
The biodiesel industry and our business depend upon continuation of the state and federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than the levels at which they currently exist. The elimination or reduction of such state and federal biodiesel supports would make it more costly for us to produce our biodiesel and negatively impact our future financial performance.
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (“OSHA”) governs our plant operations. OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.
Competition with Other Biodiesel Producers
We operate in a very competitive environment. Because biodiesel is a relatively uniform commodity, competition in the marketplace is predominately based on variables other than the product itself, such as price, consistent quality and, to a lesser extent, delivery service. Accordingly, the uniform nature of the product limits the competitive advantage that may be gained based upon unique or improved product features. Nevertheless, the consistent high-quality biodiesel produced by BQ-9000 certified plants is becoming the standard in the industry.
We must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of soybean oil, animal fats and other feedstocks and raw materials. A majority of biodiesel plants, including many of the largest biodiesel producers, utilize soybean oil. We expect that increased biodiesel production will continue to increase the demand and cost of not only soybean oil, but also animal fats and other inputs. We expect this will make it more expensive for us to produce our biodiesel from soybean oil alternatives, such as animal fat, and will reduce our profit margins from biodiesel.
Many current plants are capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever types of feedstock provide the greatest return at any given time. This is beneficial because the cost of feedstock is the highest cost associated with biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity, lower nitrogen oxide (NOx) emissions, and higher cetane values.
Although most biodiesel plants are not equipped to process raw materials (such as soybeans) into feedstock (such as soybean oil), several of our competitors have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply like we are. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill, Inc., Ag Processing, Inc. (AGP) and ADM. Cargill, AGP and ADM have significant crush capabilities throughout North America and are large suppliers of soybean oil and own and operate their own biodiesel plants in the Midwest. Cargill, Inc. owns a 37.5 million gallon plant in Iowa Falls, Iowa and AGP owns a 30 million gallon per year plant in Sergeant Bluff, Iowa, both of which process soy oil into biodiesel. ADM has constructed an 85 million gallon plant in Velva, North Dakota that processes canola oil into biodiesel. Maple River Energy, LLC, recently commenced operation of a soy-crushing facility and biodiesel plant near Galva, Iowa. The plant is capable of crushing 3 million bushels of soybeans and producing 5 million gallons of biodiesel each year. Increasing feedstock costs have spurred, and will likely continue to spur, additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.

Furthermore, we must compete with REG, the entity that currently manages our plant and markets our products. REG owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. Additionally, in June 2008, REG acquired a 35 million gallon per year plant in Houston, Texas, which now operates under the name REG Houston. REG previously planned to construct two additional biodiesel plants in Kansas and Louisiana; however, their plans to construct these plants have been put on hold due to unfavorable economic and industry conditions. Accordingly, we are in direct competition with REG for the acquisition of inputs and the sale of our products. Our MOSA does not prohibit REG from competing with us or from providing marketing and sales services to our competitors.
There are currently 10 other active biodiesel plants in Iowa, other than our plant, REG’s Ralston, Iowa plant, and Maple River Energy’s plant in Galva, Iowa. These plants are listed below.
•
Ag Processing Inc. (AGP) in Sergeant Bluff. This facility produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa. AGP has completed an expansion of its plant, increasing its production capacity to 30 million gallons per year.

•
Cargill Inc., located in Iowa Falls. Cargill’s facility has an annual production capacity of 37.5 million gallons. Cargill uses soybean oil as its primary feedstock and its biodiesel plant is located adjacent to its soybean crush facility.

•
Central Iowa Energy, LLC, located in Newton, Iowa. This facility has the capacity to produce 30 million gallons of biodiesel per year and utilizes both vegetable oil and animal fats as its feedstock. This biodiesel plant was constructed by REG and is currently managed by REG.

•	Clinton County BioEnergy, L.L.C., located in Clinton, Iowa. This facility has capacity to produce 10 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.
•
Iowa Renewable Energy, LLC, located in Washington, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year, from either vegetable oil or animal fat. This biodiesel plant was constructed by REG and is currently managed by REG.

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

•
Western Dubuque Biodiesel, LLC, located near Farley, Iowa. Western Dubuque Biodiesel has the capacity to produce 30 million gallons of biodiesel per year. It primarily utilizes soybean oil and is not capable of pretreating animal fats for use in the production process. This biodiesel plant was constructed by REG and is currently managed by REG.

The following map produced by the National Biodiesel Board indicates the locations of most of the active plants in the United States as of September 29, 2008 (the last date for which data is currently available from the National Biodiesel Board). Active plants are those companies that are actively producing biodiesel. Companies in the earlier stages of the process are not represented on this map.
Commercial Biodiesel Production Plants (September 29, 2008)
Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf.
A complete listing of all commercial biodiesel production plants is available on the National Biodiesel Board’s public website.
Competition from Other Fuel Sources and Additives
The biodiesel industry competes with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Over the past several years, according to the Energy Information Administration, the price of diesel fuel steadily increased until reaching record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and thereafter declined sharply to approximately $2.19 as of February 16, 2009. Although the price of diesel fuel has decreased over the past several months, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Following the trend of diesel prices, biodiesel prices steadily increased over the past year to their peak in the summer of 2008, after which time they decreased. As of February 6, 2009, the National Weekly Ag Energy Roundup reports that B100 biodiesel prices in Iowa ranged from $2.80 to $3.15 per gallon, which is down from a range of $4.40 to $4.65 approximately one year ago. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.

At least one large oil company has recently announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. As a result of an Internal Revenue Service interpretation of the application of certain biodiesel tax credits created under the Energy Policy Act of 2005, renewable diesel processed in traditional petroleum-refining equipment is currently eligible for the blenders’ tax credit. Opponents of the recent IRS interpretation argue that the blenders’ tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the recent interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. However, the VEETC tax credit, as recently amended by the Emergency Economic Stabilization Act reduced the credit available for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents per gallon. In 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. Because renewable diesel is eligible for the 50 cent per gallon VEETC blenders’ tax credit, other large oil companies may also decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than we do and may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely affected.
In addition, the EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel, which has inherent lubricating properties. We expect to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of our members’ investment.
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin.
Dependence on One or a Few Major Customers
We are highly dependent upon REG for the successful marketing of our products and the procurement of adequate supplies of the inputs needed to produce our products. We entered into the MOSA with REG, under which REG has agreed to market all of the biodiesel and glycerin produced at our biodiesel facility and to procure all of the feedstock and chemical inputs necessary for the production of biodiesel at our facility. See “Sources and Availability of Raw Materials — Feedstock Procurement” and “Distribution of Principal Products” above for a description of the services REG provides us pursuant to the MOSA. We do not have our own sales force or any other agreements with any third party for the marketing and sale of our products or the procurement of inputs. Although the MOSA prohibits REG from allocating a materially greater proportion of its sales opportunities to its Ralston plant than to our plant, if REG breaches the MOSA or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel and our ability to generate revenues would be materially impaired. Our lack of a sales force and reliance on a third party to sell and market our products may place us at a competitive disadvantage. Further, any loss of our relationship with REG in relation to procurement of feedstock and other inputs could have a significant adverse impact on our ability to generate revenues, as we do not have any other agreements in place with additional suppliers for the acquisition of feedstock and chemical inputs. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units. Although we expect that we would be able to secure alternative marketers or feedstock suppliers if necessary, we have no agreements with alternative marketers or suppliers at this time and there is no assurance that we would be able to obtain them if necessary.
Furthermore, we are in direct competition with REG due to its ownership and management of other existing biodiesel plants, and any failure by REG to comply with the terms of our MOSA could negatively impact our ability to generate revenues. The MOSA does not prohibit REG from competing with us or from providing services to our competitors, and it does not provide any procedures as to how REG will address any conflicts of interest that may arise during REG’s service to our plant and competitor plants. If REG places the interests of other biodiesel plants which it owns or manages ahead of our interests, our profitability may be negatively impacted. See “DESCRIPTION OF BUSINESS — Competition” and “RISK FACTORS.”

Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Des Moines for the discharge of our wastewater into its wastewater reclamation facility. We are now subject to ongoing environmental regulation and testing. Thompson Environmental Consulting, Inc. assisted us in obtaining all of our required permits and continues to assist us in ongoing permitting matters. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. We estimate that we will spend approximately $60,000 in complying with federal, state, and local environmental laws over the next twelve months.
The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which would increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.
We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
As of December 31, 2008, we had 28 full-time employees. We do not expect to hire any more employees in the near future. The chart below summarizes the type and number of positions that we employ as of December 31, 2008.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	16
Accounting Manager	1
Maintenance Supervisor	1
Maintenance Technicians	2
Administrative / Accounting Assistant	1
Shipping/Receiving	3
Operations Supervisor	1
Quality Assurance Coordinator	1
Laboratory Coordinator	1
Compliance Coordinator	1

Total	28

Our general manager and operations manager are employed by REG and placed at our facility pursuant to our MOSA. Our current general manager, Larry Breeding, and operations manager, Joe Reed, were both hired by REG. We directly employ all other employees and have sole responsibility for the terms and conditions of their employment. Pursuant to the MOSA, REG assists us in hiring and training our personnel and provides human resources and payroll assistance. The compensation and benefits associated with the position of general manager and operations manager are paid by REG. We are responsible for other staff and personnel costs.

The functions of the general manager under our management and operational services agreement are to:
•	Implement and oversee our business plan;
•	Direct, promote, and coordinate the staff, personnel, and plant;
•	Work with our board to formulate our mission and goals;
•	Assist with regulatory affairs monitoring and compliance;
•	Represent us with industry associations of which we are a member;
•	Manage our governmental relations, including USDA’s biodiesel programs;
•	Manage our duties and rights under agreements with third parties relating to the plant; and
•	Such other duties as may be agreed upon.
The functions of the operations manager are to:
•	Plan and schedule biodiesel production to meet our needs and marketing goals;
•	Monitor and improve quality control;
•	Oversee facility and equipment maintenance;
•	Assist with budgeting and the monitoring of labor and other expenses in the operation;
•	Implement processing changes and new technologies as they evolve, and plan for new projects relating to biodiesel production; and
•	Such other duties as may be agreed upon.
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
Risks Related to Our Business
Declines in the prices of biodiesel and glycerin will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, the level of government support, and the availability and price of competing products, and domestic and global economic conditions. The total production capacity of biodiesel continues to expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.
During the fiscal year ended December 31, 2008, we operated at approximately 60% of our nameplate capacity. As of January 2009, we were operating at only approximately 28% of our nameplate capacity due to a decline in the demand for biodiesel. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. We believe that the recent U.S. recession and global financial market turmoil may also depress biodiesel demand and prices. Biodiesel prices have significantly declined over recent months. We expect that we will operate at similar low production levels throughout the first quarter of the 2009 fiscal year due to decreased biodiesel demand. Continued operations at less than full capacity will have a negative impact on our revenues.
In addition, increased biodiesel production has lead to increased supplies of co-products from the production of biodiesel, such as glycerin. These increased supplies have led to lower prices for glycerin. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products will result in decreased revenues.
Our business is sensitive to feedstock costs. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Biodiesel production at our plant requires significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the costs of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. As a result, increased feedstock cost may result in decreased profits. If we continue to experience a sustained period of high or volatile feedstock costs, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant.

Our biodiesel plant processes primarily animal fats and soybean oil, and the cost of feedstock represents approximately 70%-90% of our cost of production. In 2008, there was significant price volatility in the market for choice white grease, which was our primary feedstock. In July 2008, the price that we paid for choice white grease reached a record level of 50.75 cents per pound; however, the price dropped to 12.66 cents per pound in December 2008. In 2007, by contrast, the price we paid for choice white grease was relatively stable, ranging from a low of 22.24 cents per pound to a high of 30.11 cents per pound. If the cost of choice white grease increases as it did during most of fiscal year 2008, the cost advantages of utilizing choice white grease as a primary feedstock may diminish and our profits will be negatively affected.
Historically, the price of soybean oil has been volatile, with increased volatility occurring recently. The USDA February 2009 Oil Crops Outlook report provides that the average January 2009 soybean oil price was 32.16 cents per pound, which is significantly lower than the summer’s peak price. The sharp drop in soybean oil prices have likely been affected by the rapidly changing global economic conditions. Soybean prices may also be affected by other market sectors, as soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or crushing, soybeans for protein meal used for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies typically crush soybeans based upon demand for livestock feed and they will not likely increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market. We also expect that competition for raw soy oil, animal fats and other feedstocks from other biodiesel producers may increase our cost of feedstock and harm our financial performance and reduce our profits. Any inability to obtain adequate quantities of feedstock at economical prices will result in increased costs and decreases in our profit margins.
Increases in the price of natural gas could reduce our profitability. Our results of operations and financial condition are significantly affected by the cost and supply of natural gas. Changes in the price and supply of natural gas are subject to and determined by market forces over which we have no control. During much of 2008, natural gas was available only at prices exceeding historical averages. The price for natural gas tracks directly with the energy complex. We have experienced a significant decrease in the price we are paying for natural gas since its peak in July of 2008. These prices affect our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture biodiesel for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
We are in competition with REG, our plant manager and product marketer, which could place us at a competitive disadvantage and cause a conflict of interest for REG. We have contracted with REG for management, feedstock procurement and marketing services for our plant. We are highly dependent upon REG to procure our inputs and market our products. We are also highly dependent upon REG’s experience and relationships in the biodiesel industry and its knowledge regarding the operation of the plant, as REG was also the design-builder of our plant. Further, if our plant should fail to operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facilities in Ralston, Iowa and Houston, Texas and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG, our current plant manager and product marketer, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facilities and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant and marketing our products. Although we have entered into a management and operational services agreement with REG for management and marketing services, there is no assurance that REG’s performance of these services is not compromised by its own biodiesel production operations.

Our exclusive reliance on REG to manage our plant, procure our inputs and market our products could damage our profitability if REG fails to perform its obligations under the MOSA. We are highly dependent upon REG to manage our plant, procure our inputs and market our products pursuant to our MOSA. We do not have a soy crushing facility to supply our own raw soybean oil and we do not have any arrangements with other suppliers of feedstock. Rather, we depend upon REG to acquire our feedstock from third parties. If REG is unable to provide us with adequate feedstock or other inputs, we may have to decrease or halt operations which would adversely affect our ability to generate profits and adversely affect our financial obligations.
In addition, we do not have a sales force of our own to market our biodiesel and glycerin and are highly dependent upon REG to market our products. If REG breaches the terms of the MOSA or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel and glycerin. Our lack of a sales force and reliance on REG to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could adversely affect our financial position.
If REG does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Our reliance on REG may place us at a competitive disadvantage. Any loss of this relationship with REG may result in the failure of our business. Significant costs and delays would likely result from the need to find other plant managers, feedstock suppliers, consultants or product marketers. In addition, any failure to perform under our MOSA by REG may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our members could lose all or substantially all of their investment in us.
We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We organized our company in September 2004 and commenced production of biodiesel at our plant in May 2006. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. We are presently, and will likely continue to be, dependent upon our directors to govern the business of the biodiesel plant. Most of our directors are experienced in business generally but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors.
Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside of our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. There is no assurance that our future financial performance will improve. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short amount of time. Some of these risks relate to our potential inability to effectively manage our business and operations; recruit and retain key personnel; develop new products that complement our existing business; and obtain sufficient amounts of credit and capital to support our business operations. If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.
We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on commodities in the biodiesel production process, such as soybean oil and home heating oil. Hedging activities themselves can result in increased costs because price movements in soybean oil contracts, home heating oil contracts, and other commodity contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, home heating oil and other commodities. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant. If we realize losses with respect to our derivative instruments, our net income could decrease.

The effectiveness of our hedging strategies with respect to soybean oil is dependent upon the cost of soybean oil and other commodities and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. Alternatively, we may choose not to engage in hedging transactions. As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
We compete with other biofuels plants for key management and other personnel who are critical to our success. Pursuant to the MOSA, REG hired Larry Breeding to be general manager and Joe Reed to be operations manager of our plant, each of whom has experience with biofuels production facilities. Although Larry Breeding and Joe Reed each signed non-compete agreements as a condition of their employment with REG, REG may not be successful in retaining such individuals because of the competitive market for such individuals. There are a limited number of individuals with expertise in this area. In addition, REG may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. REG’s failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure.
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
Because of volatile soybean oil prices, we are attempting to use alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We are currently producing some of our biodiesel from corn oil that we obtain from ethanol plants or other sources. In 2008, approximately 2.4% of our total feedstock usage was corn oil. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Furthermore, unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. This tends to cause a waxy substance to build up in the process equipment during the production process. Unless a process for removing this waxy substance is developed, we expect that we will not be able to produce any biodiesel blends containing greater than 20% corn oil. The technology utilized by the ethanol plant which extracts the corn oil may also cause the suitability of the corn oil for the biodiesel production process to vary. These characteristics could cause corn oil to be less desirable than other types of feedstock. Furthermore, special technologies may be necessary to pretreat corn oil for utilization in the biodiesel production process. Accordingly, our use of alternative feedstocks such as corn oil may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. There may be disadvantages to the use of corn oil as a feedstock of which we are not yet aware. If as a result of the unique characteristics of alternative feedstocks like corn oil, the demand or price we are able to receive for biodiesel produced from such feedstocks is less than what we can receive for biodiesel produced from other types of feedstock, our revenues could be negatively affected.
If it is necessary to temporarily cease operating our biodiesel plant for sustained periods of time for any reason, we might not be able to meet our current liabilities and may experience losses. If we are forced to temporarily cease operations at our biodiesel plant, either due to our inability to sell the biodiesel we are producing, increased feedstock costs, our lack of working capital and available credit, defects in our equipment at the plant, violations of environmental law, or any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. Failure to make the payments required under our loan agreements would constitute an event of default, entitling our lender to exercise any number of remedies, including foreclosure on its security interest in all of our assets. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.

We are at a disadvantage in marketing our glycerin because our plant does not produce pharmaceutical grade glycerin, thereby decreasing the market for the glycerin we produce. A major use of glycerin is in the production of drugs. The glycerin our plant produces, however, is not pharmaceutical grade glycerin. This limits our ability to market the glycerin produced by our biodiesel plant. The glycerin we produce has to be purified in order for it to be used in pharmaceutical applications. However, any glycerin produced from the production of animal fat-based biodiesel cannot be used in such pharmaceutical applications. Since the market in which we can sell our glycerin is limited, we might not be able to sell all of the glycerin we produce or we may not be able to sell our glycerin at a favorable price. If we cannot sell all of the glycerin we produce or cannot sell it at a favorable price, our ability to operate our biodiesel plant profitably might be adversely affected, which could decrease the value of our units.
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
Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The “cloud point” is the temperature at which small solid crystals are visually observed as a fuel is cooled. When air temperatures fall below the cloud point, these crystals may plug fuel filters or drop to the bottom of a storage tank. The “pour point” for a fuel is the temperature at which the fuel contains so many crystals that it is essentially a gel and will no longer flow. The cloud point of 100% soy-based biodiesel is approximately 32ºF and the pour point is approximately 25ºF. The cloud point and pour point for No. 2 ultra low sulfur petroleum diesel fuel, the non-biodiesel fuel currently used in machines, are approximately 6ºF and -30ºF, respectively. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the cloud point and pour point are 7ºF and -25ºF, respectively. Therefore, we believe we will need to blend soy-based biodiesel and animal fat-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable cloud point and pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide acceptable cold flow properties for colder markets comparable to the No. 2 petroleum diesel cold flow properties. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.
The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs.

Technological advances could significantly decrease the cost of producing biodiesel or result in the production of higher-quality biodiesel, and if we are unable to adopt or incorporate technological advances into our operations, our plant could become uncompetitive or obsolete. We expect that technological advances in the processes and procedures for processing biodiesel will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our plant less efficient or obsolete, or cause the biodiesel we produce to be of a lesser quality. Advances and changes in the technology of biodiesel production are expected to occur. These advances could also allow our competitors to produce biodiesel at a lower cost than the cost at which we produce biodiesel. Our plant is a single-purpose facility and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than our competitors, which could cause our plant to become uncompetitive or obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by significantly increasing our operating costs, as well as reducing our net income.
Risks Related to the Biodiesel Industry
The recent downturn in the U.S. economy has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The U.S. stock markets tumbled between September 2008 and February 2009 following the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, President Bush’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions, and President Obama’s enactment of a $787 billion economic stimulus package. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also sought and been granted government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these additional economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2009. As of January 2009, we operated at only 28% of our nameplate biodiesel production capacity, and we anticipate that we will continue to operate at similar low levels throughout the first quarter of 2009. We also do not have significant sales contracts lined up for the remainder of the first quarter of 2009. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
The recent decline in crude oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price for biodiesel is correlated to the price for diesel, as biodiesel is used primarily as a diesel additive. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by crude oil prices. The recent global economic downturn has resulted in a rapid decline in crude oil and diesel prices. In January 2009, crude oil prices fell to their lowest level in more than four years, dropping to $31.76 per barrel, down from more than $130 per barrel in July 2008. Additionally, average retail diesel prices have declined by approximately 40% since July 2008. Following the trend of crude oil and diesel prices, biodiesel prices have also fallen since July 2008. If crude oil and diesel prices remain low or decline even further, biodiesel prices will also likely remain low or decline further. This could make it difficult for us to produce and sell biodiesel at a profit and you could lose some or all of your investment as a result.
The recent downturn in the U.S. economy may limit our customers’ ability to pay for our biodiesel and co-products, which may adversely affect our ability to generate revenues. One of our customers recently defaulted on its contract with us for the purchase of biodiesel as a result of the current economic conditions. As a result, we sold the biodiesel to another customer for a lower price. We and other biodiesel producers who sold biodiesel to this customer are now in arbitration to resolve this dispute. Another of our customers recently revoked its order before we began production of the biodiesel. If more of our customers become unable to pay for the biodiesel we produce, we may be forced to reduce production, and you may lose some or all of your investment.

The European Commission recently imposed anti-dumping and countervailing duties on biodiesel imported into Europe, which could cause a significant decrease in our revenues. We sell our biodiesel to REG, which in turn sells a portion of its biodiesel overseas, particularly in Europe. The European Commission is currently conducting anti-subsidy and anti-dumping investigations on U.S. biodiesel imports into Europe based on complaints from the European Biodiesel Board (EBB). Based on complaints from the EBB, the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. The European Commission recently concluded that unfair subsidization and dumping of US biodiesel had taken place. Based on this finding, the European Commission imposed provisional anti-dumping and countervailing duties on imports of biodiesel from the United States. The provisional duties, which took effect on March 13, 2009, range from approximately $1.09 to $1.72 per gallon, and will continue for a term of six months. Following the term of the provisional duties, European member states will decide whether or not to impose ‘definitive’ duties, which normally last for five years. The U.S. Department of Agriculture, in its Oil Crops Outlook report dated March 12, 2009, projects that U.S. exports and production of biodiesel are likely to contract substantially as a result of the duties. These duties significantly increase the price at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers. Although the provisional duties are set to expire in six months, imposition of definitive duties by EU member states could have a significant negative impact on our ability to sell our biodiesel.
The EPA’s delay in implementing the RFS requirement that 500 million gallons of biomass-based diesel be blended into the national diesel pool in 2009 may hinder stimulation of demand for biodiesel that may have otherwise been created by the 2007 amendments to the RFS program. The Energy Independence and Security Act of 2007 (EISA) amended the Renewable Fuel Standard (RFS) program originally created by the Energy Policy Act of 2005 by increasing the amount of biofuels that are required to be blended into the national diesel pool annually through 2022. The EISA created a biodiesel mandate requiring that 500 million gallons of biomass-based diesel fuel be used in on-road fuel in 2009, increasing to 1 billion gallons in 2022. However, in November 2008, the EPA announced that the RFS in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the EISA does not have to be blended into U.S. fuel supplies in 2009. The EPA indicated that this is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA biomass-based diesel mandate. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-based diesel requirements. Accordingly, the EPA’s delay in implementing the RFS biomass-based diesel mandate may hinder any growth in biodiesel demand that may have otherwise been created if the 2009 mandate was implemented as originally anticipated. Any future delays in the implementation of the RFS biomass-based diesel mandate could cause stagnant biodiesel demand, which could adversely affect our ability to generate profits.
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2007, approximately 450 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce almost 7% of the 2007 domestic production. The National Biodiesel Board estimates the current dedicated U.S. biodiesel production capacity of existing biodiesel plants as of September 29, 2008 (the latest date for which information is available) is approximately 2.61 billion gallons per year. Thus, the current annual production capacity of existing plants far exceeds 2007 annual biodiesel consumption, and will likely far exceed 2008 biodiesel consumption. As production capacity increases, our competition with other biodiesel producers for the sale of our products increases, especially if there is not a corresponding increase in demand for biodiesel. Many biodiesel plants do not operate at full capacity due to the discrepancy between annual domestic biodiesel consumption and annual U.S. biodiesel production capacity. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy, which may be due in part to an increase in national excess production capacity without a corresponding increase in biodiesel demand in combination with the worsening economic conditions. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below current production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory and judicial decision makers and help resolve commercial disputes. Excess production capacity likely exists in the domestic biodiesel market. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, we may be forced to suspend production at our plant and the value of your units could be decreased or eliminated.

Excess capacity in the biodiesel industry may cause increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil, animal fats and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues.
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. According to the September 2006 issue of Biodiesel Magazine, some smaller plants were even forced to essentially give away glycerin and some even had to pay to dispose of the glycerin. Since then, however, there has recently been a steady, gradual increase in glycerin prices. However, if the price of glycerin declines, our revenues will be adversely affected and we could even be forced to pay to dispose of our glycerin as plants were required to do in the past. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins. If we experience a sustained period of high feedstock costs, such pricing may significantly decrease or eliminate our profit margins. Furthermore, REG currently owns and operates two biodiesel plants and has also announced its desire to increase biodiesel production through wholly-owned and third-party managed biodiesel plants (however, based on SEC filings, these plans have been suspended due to market conditions). This means that our plant manager and product marketer, REG and its affiliates, are competitors for a limited supply of feedstock.
The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. As of September 29, 2008, the National Biodiesel Board estimated there were 176 active plants in the United States with an annual production capacity of 2.61 billion gallons annually. Another 39 plants were currently under construction and an additional 1 plant was expanding its existing operations. The additional combined capacity of these plants under construction is estimated at 849.9 million gallons per year and, if realized, would push national biodiesel production capacity to approximately 3.46 billion gallons per year.
We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs, such as soybean oil. Cargill, Inc., a large supplier of soybean oil, owns a 37.5 million gallon plant in Iowa Falls, Iowa. Another large corporation and supplier of soybean oil, ADM, has constructed an 85 million gallon plant in Velva, North Dakota to process canola oil into biodiesel. We also expect to compete with plants that are capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Additionally, Green Earth Fuels, LLC operates an 85 million gallon per year production facility in Houston, Texas and Imperium Renewables operates a 100 million gallon per year biodiesel plant in Grays Harbor, Washington, making these plants two of the largest biodiesel producers in the country. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, lower prices for biodiesel may result which would adversely affect our ability to generate profits and our ability to meet our financial obligations.

If the production of biodiesel fuel increases there may not be an adequate supply of railroad tank cars or trucks to distribute the biodiesel fuel produced by our plant. A number of new biodiesel plants have been proposed or are currently under construction. If these plants begin production, there may be an increasingly large supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail tank cars or trucks to distribute the fuel, which could limit our ability to distribute our biodiesel.
Competition from other sources of fuel may decrease the demand for our biodiesel. Although the price of diesel fuel has increased over the last several years and reached near record high prices in the summer of 2008 before sharply decreasing in the fall and winter of 2008, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in decreased revenues.
Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is partially dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and is present in the United States. In 2008, it was found in 16 states, including Illinois and Missouri. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such increase in cost would increase the cost of producing our biodiesel.
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

Several biofuels companies throughout the country have recently filed for Chapter 1l bankruptcy due to industry and economic conditions. Several biofuels companies have recently filed for Chapter 11 bankruptcy, including Freedom Fuels, LLC, a biodiesel plant located near Mason City, Iowa, and VeraSun Energy Corporation, an ethanol producer. Unfavorable worldwide economic conditions, the decreasing availability of credit, and volatile biofuels prices and input costs have likely contributed to the necessity of these bankruptcy filings. If biodiesel prices drop to extremely low levels or feedstock prices increase significantly, we may find ourselves in a similar situation to these other biofuels plants.
Risks Related to Regulation and Governmental Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the Volumetric Ethanol Excise Tax Credit (“VEETC”), which provides a tax credit of $1.00 per gallon of biodiesel. The VEETC is set to expire on December 31, 2009 and there can be no guarantees that it will be extended beyond this date. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce our revenues by making it more costly or difficult to produce and sell biodiesel. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.
A change in environmental regulations or violations thereof could be expensive and increase our costs. We are subject to extensive air, water and other environmental regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impact to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. To the best of our knowledge, we have at all times been in complete compliance with these laws, regulations or permit conditions and we have all permits required to operate our business. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to increase our operating costs and decrease our profits, negatively affecting our financial condition.
Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. We expect that one or more employees or associates of REG will continue to advise our directors. We anticipate REG will continue to be involved in substantially all material aspects of our operations. We have entered into an agreement with REG under which REG acquires feedstock and the basic chemicals necessary for our operation, and performs the sales and marketing functions for our plant. It is possible that REG may purchase more of our units. There is no assurance that our arrangements with REG are as favorable to us as they could have been if obtained from unaffiliated third parties. In addition, because of the extensive roles that REG has in the operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. Such conflicts of interest may negatively affect our financial performance and reduce the value of our units.
REG and its affiliates may also have conflicts of interest because employees or agents of REG are involved as owners, creditors and in other capacities with other biodiesel plants in the United States. We cannot require REG to devote its full time or attention to our activities. As a result, REG may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant.
Risks Related to Tax Issues in a Limited Liability Company
We expect to continue to be taxed as a partnership, however, if we are taxed as a corporation we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any company-level taxes. Instead, the members are allocated any income generated by our company based on the member’s ownership interest, and would pay taxes on the member’s share of our income. If we are not taxed as a partnership, our company would be liable for corporate level taxes which would decrease our net income which may decrease the cash we have to distribute to our members.

We may be unable to make any distributions to our members to satisfy tax obligations unless we obtain the approval of our lender. On June 5, 2008, we executed an amendment to our Master Loan Agreement with our lender. Pursuant to this amendment, we agreed to a negative covenant prohibiting us from distributing any profits to our members unless the proposed distribution is agreed to in writing by our lender. As a result of this amendment, we may be unable to make future distributions to our members, including distributions to satisfy members’ income tax obligations, and members would have to satisfy any tax liability resulting from the ownership of our units using their personal funds.
Members may be allocated a share of our taxable income that exceeds any cash distributions received, therefore members may have to pay this tax liability using their personal funds. We expect to continue to be taxed as a partnership. This means members are allocated a percentage of our taxable income or losses based on their ownership interest in our company. Members may have tax liability based on their allocation of this income. We may make distributions that are less than the amount of tax members owe based on their allocated percentage of our taxable income, or we may not make any distributions at all. If this is the case, members would have to satisfy this tax liability using their personal funds.
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
Even if we operate profitably, our lender may not approve future distributions of profits to our members. We have produced a net income of $1,842,709 as of our fiscal year ended December 31, 2008. Pursuant to our agreement with our lender, however, we must secure the prior written approval of our lender before declaring any distribution of profits. Accordingly, members may not receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
ITEM 2. PROPERTIES.
Our property consists primarily of the plant and the real estate upon which the plant sits in Wall Lake, Iowa in Sac County. The plant is located on an approximately 38.3-acre site near both US Highway 20 and US Highway 30. We commenced plant operations in May 2006. Our plant has the capacity to produce a total of 30 million gallons of biodiesel per year.
The completed plant consists of the following buildings:
•	Principal office building

•	Processing building

•	Pretreatment building

•	Loading/receiving building

•	Storage warehouse

•	Storage tank farm

•	Iron treatment facility
Substantially all of our property, real and personal, serves as the collateral for our debt financing with Farm Credit Services of America, FLCA. Money borrowed under an Iowa Department of Economic Development loan is also secured by substantially all of the Company’s assets, but is subordinate to the agreements with Farm Credit Services of America, FLCA. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS.
From time to time in the ordinary course of business, WIE may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. Other than the arbitration matter described below, we are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
The Company’s primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to the security holders of WIE during the fourth quarter of the fiscal year ended December 31, 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Unit Trading
There is no public trading market for our membership units. We have created a qualified online matching service in order to facilitate trading of our units. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. The Company does not receive any compensation for creating or maintaining the matching service. The Company does not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.
As of February 28, 2009, there were approximately 747 holders of our membership units.
The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by the Company’s unit-holders during the periods specified. The Company believes this most accurately represents the current trading value of the Company’s units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

					# of
Quarter	Low Price	High Price	Average Price		Units Traded
2007 1st	$1,900	$1,900		$1,900	50
2007 2nd	$—	$—	$		0
2007 3rd	$1,100	$1,200		$1,150	20
2007 4th	$—	$—		$—	0
2008 1st	$—	$—		$—	0
2008 2nd	$750	$750		$750	20
2008 3rd	$—	$—		$—	0
2008 4th	$950	$950		$950	10

The following table contains the bid and asked prices that were posted on the Company’s qualified matching service bulletin board and includes some transactions that were not completed. The Company believes the table above more accurately describes the trading value of its units as the bid and asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Company’s qualified matching service bulletin board.

				# of
Sellers Quarter	Low Price	High Price	Average Price	Units Listed
2007 1st	$1,800	$2,500	$2,050	219
2007 2nd	$1,200	$1,950	$1,558	147
2007 3rd	$—	$—	$—	0
2007 4th	$1,100	$1,200	$1,150	40
2008 1st	$750	$1,050	$900	31
2008 2nd	$1,000	$1,100	$1,050	45
2008 3rd	$1,000	$1,250	$1,125	30
2008 4th	$—	$—	$—	0

				# of
Buyers Quarter	Low Price	High Price	Average Price	Units Listed
2007 1st	$—	$—	$—	0
2007 2nd	$—	$—	$—	0
2007 3rd	$—	$—	$—	0
2007 4th	$—	$—	$—	0
2008 1st	$—	$—	$—	0
2008 2nd	$—	$—	$—	0
2008 3rd	$—	$—	$—	0
2008 4th	$—	$—	$—	0
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause the Company to be deemed a publicly traded partnership.
Distributions
Distributions are payable at the sole discretion of our board of directors, subject to the provisions of the Iowa Limited Liability Company Act and our operating agreement. Under our operating agreement, we may distribute a portion of the net profits generated from plant operations to our unit holders in proportion to the number of units held by each unit holder. A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding. Our unit holders are entitled to receive distributions of cash or property if and when a distribution is declared by our board of directors. However, there can be no assurance as to our ability to declare or pay distributions in the future or that past distributions (described below) will be indicative of future distributions.
Our operating agreement requires our directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. However, under our Master Loan Agreement, we are required to make additional loan payments based on excess cash flow. In addition, on June 5, 2008, we executed an amendment to our Master Loan Agreement, pursuant to which we agreed to an additional negative covenant prohibiting us from distributing any profits to our members unless the proposed distribution is agreed to in writing by our lender. These loan covenants and restrictions are described in greater detail under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” As a result of our loan covenants and restrictions, we may be unable to make future distributions to our members, including for income tax purposes. Accordingly, if our lender does not allow us to make distributions on our units and our unit holders incur any tax liability as a result of unit ownership, our unit holders may be required to satisfy such liability with their personal funds.

2008 Distributions
We did not declare or pay any distributions during the fiscal year ended December 31, 2008.
2007 Distributions
On February 19, 2007, our board of directors approved a cash distribution of $80.21 per membership unit or a total of $2,121,313.87 to our unit holders of record as of February 19, 2007. The distribution was paid in March 2007.
Performance Graph
The following graph shows a comparison of cumulative total member return since December 31, 2005, calculated on a dividend reinvested basis, for WIE, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as WIE (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on December 31, 2006. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.
Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data of the Company, which is derived from the audited financial statements for the periods indicated. The information below is only a summary. This information should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our audited financial statements included in this annual report. Our past performance may not be indicative of future financial condition or results of operations for many reasons, including the risks described in “Item 1A—Risk Factors” and elsewhere in this annual report.

Statement of Operations
Data:	2008	2007	2006	2005
Revenues	$79,782,833	$78,676,998	$31,991,876	$—

Cost of Goods Sold	$75,431,492	$78,253,820	$23,715,252	$—

Gross Profit	$4,351,341	$423,178	$8,276,624	$—

Operating Expenses	$1,915,675	$1,750,886	$1,606,516	$282,249

Other Income (Expense)	$(592,957)	$(1,278,545)	$(337,583)	$324,427

Net Income (Loss)	$1,842,709	$(2,606,253)	$6,332,525	$42,178

Weighted Average Units Outstanding	26,447	26,447	25,674	15,405
Net Income (Loss) Per Unit	$69.68	$(98.55)	$246.65	$2.74
Cash Distributions per Unit	$—	$80.21	$—	$—

Balance Sheet Data:	2008	2007	2006	2005
Total Assets	$37,478,401	$49,080,864	$48,831,373	$26,530,635
Long-Term Debt, less current maturities	$6,725,056	$12,366,667	$12,851,239	$10,432
Members’ Equity	$26,928,710	$25,086,001	$29,813,568	$22,481,043
Units Outstanding at End of Year	26,447	26,447	25,674	15,405
Book Value Per Capital Unit	$1,018.21	$948.54	$1,161.24	$1,459.33

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States as well as internationally. We rely heavily upon REG, Inc. to procure our feedstock and market our biodiesel and glycerin. Through REG, we have been exporting some of our biodiesel internationally when we believe export sales will return greater profits than domestic biodiesel sales.
Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the costs of our feedstock and operating costs. Our revenues are generally impacted by such factors as the available supply and demand for biodiesel, the price of diesel fuel (with which biodiesel prices often correlate), general economic conditions, the weather, our dependence on one major customer who markets and distributes our products, the intensely competitive nature of our industry, the extensive environmental laws that regulate our industry, possible legislation at the federal, state and/or local level, and changes in federal biodiesel tax incentives.

The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily animal fats and soybean oil) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Changes in the price or supply of feedstock are subject to and determined by market forces and other factors over which we have no control, such as crop production, carryout, exports, government policies and programs, and weather. Because biodiesel prices are so strongly correlated to diesel fuel prices, it is difficult for biodiesel producers to pass along increased input costs to customers. We have experienced a large variation in the cost of our feedstocks since we began operation. In addition, we have also seen large variations in prices within the energy complex. The profitability of our operation is dependent upon the correlation of the agricultural market and the energy market.
We expect to fund our operations during the next twelve months using cash flow from our continuing operations and our credit facilities. Management is directing its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs. As part of these efforts, we plan, to the extent possible, to reduce feedstock costs by producing biodiesel from a mixture of refined soybean oil and less costly feedstocks like animal fat, palm oil and crude corn oil. A majority of the feedstock used in the production of our biodiesel for the calendar year of 2008 was animal fats, including choice white grease. We expect our ability to utilize greater amounts of animal fat will decrease as we move into the winter months due to cold-flow concerns for animal-fat-based biodiesel. However, we may be able to increase the volume of alternative vegetable oil feedstocks, including crude corn oil, which have more favorable cold-flow properties. We anticipate that our ability to utilize lower cost feedstocks, like animal fats and alternative vegetable oils, will help make our biodiesel more price competitive with petroleum-based diesel, thereby increasing sales volume of our biodiesel. However, there is no guarantee that we will be able to satisfy these objectives.
During much of 2008, we operated on an as-ordered basis. Under our as-ordered production philosophy, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. For the fiscal year ended December 31, 2008, we produced approximately 18,035,289 gallons of biodiesel at our plant and operated at an average of approximately 67% of our nameplate capacity. The reduced production schedule in fiscal year 2008 is primarily due to reduced sales volumes during the fourth quarter, but also contributing to the decline is the reduced processing speeds to produce biodiesel from our increased use of animal fats, which require greater processing to produce biodiesel than vegetable oils. In January 2009, we operated at a significantly lower capacity of approximately 28%. The reduced production level for January 2009 is due to continued decreased demand for biodiesel during the winter months. Our management had anticipated the opportunity to export biodiesel to Europe would increase our sales volumes during the normally slow winter months. The reduced US imports allowed by the European Union eliminated that opportunity. That reduction couples with the normally low biodiesel winter demand has accounted for the reduced production levels for January 2009. We expect that we will continue to operate at lower production levels for the first quarter of fiscal year 2009 as we move out of the winter months. However, we expect that biodiesel demand will increase as we move into the spring and summer months and that our average production levels for fiscal year 2009 will be higher than those in fiscal year 2008. However, we cannot guarantee continued orders for our biodiesel and, as a result, we may operate at lower production levels than anticipated.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2008 and December 31, 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended December 31, 2008 and 2007.

	Fiscal Year Ended		Fiscal Year Ended
Income Statement Data	December 31, 2008		December 31, 2007
Revenues	$79,782,833	100.00%	$78,676,998	100.00%

Cost of Goods Sold	$75,431,492	94.55%	$78,253,820	99.46%

Gross Profit (Loss)	$4,351,341	5.45%	$423,178	0.54%

Operating Expenses	$1,915,675	2.40%	$1,750,886	2.23%

Operating (Loss)	$2,435,666	3.05%	$(1,327,708)	(1.69)%

Other Income (Expense)	$(592,957)	(0.74)%	$(1,278,545)	(1.63)%

Net Income (Loss)	$1,842,709	2.31%	$(2,606,253)	(3.31)%
Revenues
Our revenues from operations primarily come from biodiesel and glycerin sales. The following table shows the sources of our revenues for the fiscal years ended December 31, 2008 and December 31, 2007:

	Fiscal Year Ended December 31, 2008		Fiscal Year Ended December 31, 2007
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$76,970,163	96.5%	$77,195,818	98.1%
Glycerin Sales	$2,812,670	3.5%	$1,481,180	1.9%
Total Revenues	$79,782,833	100%	$78,676,998	100%
Revenues from operations for the fiscal year ended December 31, 2008 totaled $79,782,833 compared with $78,676,998 for the fiscal year ended December 31, 2007. Included within our total revenues for the fiscal year ended December 31, 2008 and 2007 are approximately $10,068,612 and $10,081,726 respectively, in incentives we received or which were receivable from certain federal government incentive programs for the sale of our biodiesel. Revenues in fiscal year 2008 were approximately 1.4% greater than revenues in fiscal year 2007. The increase in revenues was due primarily to increased production and sales volume of biodiesel and its co-products, and higher unit sales prices for our biodiesel and its co-products.
Due to a number of factors, including the higher price of diesel fuel and seasonal demand, biodiesel prices remained high during the period covered by this report resulting in higher total revenues in fiscal year 2008 as compared with fiscal year 2007. Average biodiesel sales prices during most of the year ended December 31, 2008 trended upward from the average biodiesel sales prices we experienced in the same period in 2007. The average biodiesel sales price we received for the year ended December 31, 2008 was approximately 32% higher than our average biodiesel sales price for the comparable period in 2007.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel prices have climbed over the past several years reaching record highs in the summer of 2008, but have since trended downward, as oil prices have plummeted and the recent U.S. economic downturn and credit crisis have contributed to a decrease in demand for fuel in general. According to the Energy Information Administration, average retail prices for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 per gallon in July 2008, but rapidly dropped thereafter to approximately $2.24 per gallon as of early February 2009, which is the lowest price since approximately June 2005. Biodiesel prices have followed a similar trend, peaking in the summer of 2008 and declining thereafter. Nonetheless, diesel fuel prices remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $2.80 to $3.15 per gallon for the week of February 6, 2009, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of the week of February 2, 2009 averaged approximately $2.24 per gallon, which is significantly lower than the price per gallon for B100 biodiesel before the tax credit. The premium of biodiesel prices over diesel prices could cause a reduction in the demand for biodiesel. Through most of fiscal year 2008, biodiesel prices steadily increased and were well above historical highs and, therefore helped, to a certain extent, to offset high input costs, such as soybean oil and animal fats. However, we expect that a drop in biodiesel prices without a corresponding decrease in the cost of feedstock and other inputs will cause the profit margin on each gallon of biodiesel produced to shrink, which could result in significant losses. Due to the volatility of the global economic conditions and commodities markets, it is uncertain whether biodiesel prices and input costs will continue to decrease or whether they will rebound to the higher prices experienced in earlier parts of fiscal year 2008.

Based on historical trends, management anticipates that seasonal demand for biodiesel will decrease in the fall and winter months when blenders have typically decreased their biodiesel blend percentages due to cold flow concerns. Such decrease in demand could cause downward pressure on biodiesel sales prices. Beginning in January 2009, the Renewable Fuel Standard (“RFS”) mandates that 500 million gallons of biomass-based diesel, including biodiesel, be blended into the national fuel pool increasing to 1 billion gallons by 2012; however, the EPA has announced a delay in implementing the 2009 mandate. See “Description of Business — Government Regulation and Federal Biodiesel Supports.” At this time it is unclear what impact, if any, the RFS will have on biodiesel demand in the fall and winter months. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are relatively high, causing our profit margins to decrease.
Management also believes that the recent U.S. and global economic downturn and the financial crisis that led to a collapse of a variety of major U.S. financial institutions, President Bush’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions, and President Obama’s enactment of a $787 billion economic stimulus package, may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets have tumbled as a result of the recent economic turmoil, causing oil and other commodity prices to drop significantly. It is possible that these conditions may lead to a decline in biodiesel demand. In addition, we have experienced difficulty with collecting payment from several buyers in recent months as a result of the current economic conditions. Since we typically see a decrease in orders in the winter months due to the seasonal nature of biodiesel, however, management is unable to determine to what extent, or how long, these current financial troubles may negatively affect demand for our products.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of September 29, 2008 (the most recent date for which data is available) was about 2.61 billion gallons per year, which is up from approximately 1.85 billion gallons per year as of September 2007. The National Biodiesel Board also estimates that plants under construction and expansion as of September 29, 2008 could add another 849.9 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.46 billion gallons. Much of the existing excess biodiesel capacity in the United States is able to produce biodiesel from soybean oil and other vegetable oils only. During 2008, when soybean oil prices spiked, the biodiesel industry in the United States was operating at below 25% of its nameplate capacity. Because of Western Iowa Energy’s ability to produce crude animal fats and other lower priced feedstocks into biodiesel, we were able to function at levels in excess of 75% during that time. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 450 million gallons of biodiesel were produced in 2007. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
Higher crude glycerin sales prices in fiscal 2008 compared to fiscal 2007 contributed to higher total revenues in fiscal year 2008. The average sales price for our glycerin increased by 83% for the year ended December 31, 2008 compared to the average price received for glycerin for the year ended December 31, 2007. The sales price of glycerin has increased due to increased demand for crude glycerin, which has trended upwards due to expanding glycerin refining capacity and increasing uses for glycerin.
Our results of operations also benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the VEETC and the RFS, as recently amended by the EISA. See DESCRIPTION OF BUSINESS — Government Regulation and Federal Biodiesel Supports.

Cost of Goods Sold
Although our sales volume decreased 25% from fiscal 2007 to fiscal 2008, our cost of goods sold as a percentage of our revenues decreased approximately 4.91% from fiscal 2007 to fiscal 2008. Cost of sales for our products for the year ended December 31, 2008 was $75,431,492, compared to $78,253,820 for the year ended December 31, 2007. This is primarily due to the combination of the historically high biodiesel prices that were experienced during a large part of fiscal year 2008 and our utilization of lower-cost feedstocks during fiscal 2008. These factors have allowed us to realize greater profit margins on the sales of biodiesel for the year ended December 31, 2008 as compared with the same period for 2007. In order to minimize cost of sales, we have been increasingly utilizing lower-cost feedstocks, such as animal fats, in place of higher-cost feedstocks, such as soybean oil, during the year ended December 31, 2008 as compared with the same period in 2007. In fiscal year 2008, approximately 69.8% of the feedstock used in our biodiesel production was animal fats and 29.3% was soybean oil. In particular, approximately 57% of our total feedstock usage in 2008 was choice white grease. In fiscal year 2008, we also began utilizing corn oil feedstock; however, our use was minimal and corn oil only constituted 2.4% of our total feedstock use. In fiscal year 2007, by comparison, approximately 9.7% of feedstock used in biodiesel production was animal fats, and approximately 90.3% was soybean oil.
In 2008, there was significant price volatility in the market for choice white grease. In July 2008, the price that we pay for choice white grease reached a record level of 50.75 cents per pound; but the price dropped to 12.66 cents per pound in December 2008. In 2007, by contrast, the price we paid for choice white grease was relatively stable, ranging from a low of 22.24 cents per pound to a high of 30.11 cents per pound. The increased demand for choice white grease for biodiesel production likely contributed to the increased volatility.
Our average soybean oil costs for the year ended December 31, 2008 were approximately 52% higher than soybean oil costs for the same period in 2007. Based on recent trends of soybean oil and animal fat prices, management expects that cost of goods sold on a per-gallon-sold basis may decrease below levels experienced in fiscal year 2008. However, management still expects that prices may remain volatile through fiscal year 2009. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the price of soybean oil and animal fats. We will attempt to utilize feedstocks that provide us with the greatest margins on the sale of our biodiesel. Nonetheless, even if feedstock costs continue to drop, decreases in the price at which we may sell our biodiesel and glycerin in the future could still result in low profit margins, which could have an adverse effect on our net income.
Our average cost of methanol, another input into the biodiesel production process, increased by approximately 40% per gallon for fiscal year 2008 compared to 2007 due to record high prices we experienced during early 2008 caused by a disruption in the supply of methanol from major suppliers in South America. Since March 2008, methanol costs have decreased. We expect this decrease in the price of methanol to have a positive impact on our cost of goods sold in the future.
In addition, natural gas has recently been available only at prices exceeding historical averages. Currently, natural gas prices are between 35% and 50% of the historically high prices that we experienced during 2008. A correlation can be made between high energy prices, which increase our profitability and at the same time increase our energy input costs. Conversely, when energy prices are low, our profit margins may decrease but the energy input costs will also be lower. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of goods sold.
Soybean oil prices have been extremely volatile over the past year, increasing by historic proportions in the summer of 2008 before dropping rapidly over the past several months. According to the USDA’s February 2008 Oil Crops Outlook report, average soybean oil prices reached a peak of approximately 62.43 cents per pound in June 2008, but plunged to a price of 29.30 cents per pound in December 2008. Soybean oil prices rebounded slightly in January 2009 to 32.16 cents per pound, but remain dramatically lower than the summer’s peak price and nearly the lowest level in more than a year. The drastic decrease in soybean oil prices is likely due to the rapid changes in the global economy experienced over the last six months. The USDA National Weekly Ag Energy Round-Up Report indicates that as of February 6, 2009, soybean oil prices in Iowa have dropped even further to approximately 29.55 to 31.05 cents per pound, which is down from the price range of 51.12 to 53.37 cents per pound one year ago. The USDA forecasted that 2008/09 soybean oil prices would range from 32.0 to 35.0 cents per pound. Accordingly, based on recent trends, management expects that cost of goods sold on the basis of a per-gallon of soybean oil-based biodiesel sold may decrease below levels experienced in fiscal year 2008. However, management still expects that prices may remain volatile through fiscal year 2009. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the price of soybean oil and other commodities. Soybean crushing, soybean acres planted, and weather conditions could also increase volatility in the soybean oil market.

Soybean oil prices are closely tied with changes in the market for soybeans and soybean meal. Commodity prices in general have been extremely volatile over the past year, increasing by historic proportions in the summer of 2008 before dropping rapidly over the past several months. Soybean prices have fallen by more than $3 per bushel to an average of $9.92 in January 2009, down from a high of approximately $13.30 per bushel in July 2008, according to the USDA’s February 2008 Oil Crops Outlook report.
Soybean oil is a co-product of processing, or crushing, soybeans. Soybean meal is primarily used as protein meal for livestock feed. As a result, soybean crush is highly dependent upon demand for soybean meal as livestock feed. As result, it is unlikely that the amount of soybeans crushed for soybean oil will increase unless there is an equal increase in demand for livestock feed. The USDA’s January 2009 Oil Crop Outlook Report forecasts that soybean crush will be reduced due to decreased soybean meal demand. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market.
The prices for animal fats, including choice white grease, tend to move in relation to the price of other feedstocks, such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. Management anticipates that the cost of animal fat feedstock will decrease for fiscal year 2009 as compared to fiscal year 2008. However, management expects that prices may remain volatile throughout fiscal year 2009, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
Increased demand for soybean oil and animal fats from increased biodiesel production or other changes in demand could keep soybean oil and animal fat prices higher than currently anticipated. According to the National Biodiesel Board, as of September 29, 2008 (the most recent date for which data is available) dedicated U.S. biodiesel production capacity is approximately 2.61 billion gallons per year. Plants planned or under construction could add approximately 849.9 million gallons per year of capacity for a total annual production capacity of approximately 3.46 billion gallons. The primary feedstock utilized by U.S. biodiesel plants continues to be soybean oil; however, the historical ascent of soybean oil prices over the past several years caused biodiesel producers to consider alternative feedstocks other than soybean oil. Accordingly, many plants now have the capability to use multiple feedstocks. In fact, the USDA’s July 2008 Oil Crop Outlook Report indicated that animal fats accounted for most of the recent supply growth in biodiesel feedstock. As the demand for soybean oil and animal fats increases with biodiesel production capacity, the increased demand places upward pressure on the price we pay for soybean oil and animal fats. When demand for energy decreases, however, soybean oil and animal fats prices generally follow the trends in the traditional markets for those feedstocks. We expect increases in the price of soybean oil, animal fats, or other inputs could have a negative impact on our cost of goods sold, especially if there is not a corresponding increase in biodiesel prices.
We also include unrealized gains and losses related to derivative instruments in our cost of sales. We recorded a decrease to cost of sales of $1,946,846 for the fiscal year ended December 31, 2008, and an increase to cost of sales of $2,594,301 for the fiscal year ended December 31, 2007. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged. See “Commodity Price Risk Protection.”
Operating Expenses
Operating expenses for the year ended December 31, 2008 totaled $1,915,675, which is 9.4% higher than operating expenses of $1,750,886 for the same period in 2007. Our operating expenses as a percentage of revenues were 0.17% higher for the year ended December 31, 2008 than they were for the year ended December 31, 2007. These percentages were 2.40% and 2.23%, respectively. We expect that our operating expenses for fiscal 2009 will remain fairly consistent if average plant production levels remain consistent.

Other Income (Expenses)
Our other expenses for the year ended December 31, 2008 totaling $592,957 was 0.74% of our revenues. Our other expenses are significantly lower than they were during the year ended December 31, 2007, in which other expenses totaled $1,278,545. The decrease in our other expenses resulted from a significant decrease in our interest expense between the year ended December 31, 2008 and the year ended December 31, 2007 of $1,400,721 and $759,243 respectively. The decrease in interest expense resulted from reducing the outstanding balance under our revolving line of credit from Farm Credit Services of America from $3,800,000 as of December 31, 2007 to zero as of December 31, 2008. We also paid down the balance outstanding under our term note from Farm Credit Services of America to $4,150,000 as of December 31, 2008, from $5,950,000 as of December 31, 2007. We earned interest income for fiscal 2008 in the amount of $9,882. We also earned patronage dividends in the amount of $156,404. See “Liquidity and Capital Resources” below. We expect that our other expenses will be similar for fiscal year 2009.
Comparison of Fiscal Years Ended December 31, 2007 and 2006.
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2007 and December 31, 2006. Since our plant did not become fully operational until May 2006, we are not able to provide comparable financial information for the complete fiscal years ended December 31, 2007 and December 31, 2006 and it is important that you keep this in mind.

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
Revenues
Our revenues from operations primarily come from biodiesel and glycerin sales. The following table shows the sources of our revenues for the fiscal years ended December 31, 2007 and December 31, 2006:

	Fiscal Year Ended December 31, 2007		Fiscal Year Ended December 31, 2006
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$77,195,818	98.1%	$31,791,047	99.4%
Glycerin Sales	$1,481,180	1.9%	$200,829	0.6%
Total Revenues	$78,676,998	100%	$31,991,876	100%
The increase in biodiesel revenues from fiscal year 2007 compared to fiscal year 2006 was due primarily to a full year of operation during the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006. Net gallons of biodiesel sold in fiscal year 2007 increased approximately 245% over fiscal year 2006. The average per gallon price we received for our biodiesel sold for 2007 increased approximately 5% over fiscal year 2006. Revenue from glycerin increased approximately 775% in 2007 compared to 2006 due to increasing demand and sales prices for our glycerin and a full year of production in 2007 compared to a partial year of production in 2006. Included within our revenues for fiscal years 2007 and 2006 are $10,081,726 and $5,813,438, respectively in incentives we received or which were receivable from certain federal government incentive programs for the sale of biodiesel.

Cost of Sales
Cost of sales for our products for the fiscal year ended December 31, 2007 increased significantly compared to our cost of sales for our fiscal year ended December 31, 2006. This increase was largely due to our full year of production in fiscal year 2007 and increasing costs for feedstock and other production inputs.
Operating Expenses
Our operating expenses for fiscal year ended December 31, 2007 were a smaller percentage of our revenues compared to the same period in 2006 due to a full year of production in 2007 and only a partial year of production in 2006.
Other Income (Expenses)
Our other income (expenses) for the fiscal year ended 2007 was consistent as a percentage of our revenues with our 2006 other income (expenses) of $337,583 or 1.05% of our revenues. This expense resulted primarily from interest expense of $1,400,721.
Changes in Financial Condition for Fiscal Years Ended December 31, 2008 and 2007
The following table highlights the changes in our financial condition from December 31, 2007 to December 31, 2008:

	December 31, 2008	December 31, 2007
Current Assets	$7,049,998	$16,885,286
Current Liabilities	$3,824,635	$11,628,196
Members’ Equity	$26,928,710	$25,086,001
Current Assets
Current assets totaled $7,049,998 at December 31, 2008 down from $16,885,286 at December 31, 2007. The decrease of $9,835,288 during this period is a result of a decrease in trade accounts receivable from $5,816,085 as of December 31, 2007 to $1,428,521 as of December 31, 2008, which is a decrease of $4,387,564. In addition, our inventory decreased from $9,098,351 at December 31, 2007 to $4,510,457 at December 31, 2008, which is a decrease of $4,587,894. The reduction in our inventory resulted from our decision to operate on an “as-ordered” production schedule beginning in November 2007. We initiated this production schedule in response to high feedstock prices and reduced biodiesel orders. As a result, we maintained higher inventories throughout 2007 than we did in 2008.
Current Liabilities
Current liabilities totaled approximately $3,824,635 at December 31, 2008, down from $11,628,196 at December 31, 2007. The decrease of $7,803,561 during this period resulted from paying in full our revolving line of credit, which had an outstanding balance at December 31, 2007 of $3,800,000. The decrease is also attributable to a decrease in our trade accounts payable from $1,747,007 at December 31, 2007 to $794,345 at December 31, 2008, and a decrease in our related party accounts payable from $2,061,742 at December 31, 2007 to $28,480 at December 31, 2008. At December 31, 2007, we had derivative instruments classified as current liabilities in the amount of $1,936,375; but we have no derivative instruments classified as current liabilities as of December 31, 2008.

Members’ Equity
Members’ contributions at both December 31, 2008 and December 31, 2007 were equal to $23,516,376. Total members’ equity as of December 31, 2008 was $26,928,710, an increase from $25,086,001 as of December 31, 2007. The $1,842,709 increase in total members’ equity is a result of net income during the period.
Liquidity and Capital Resources
Comparison of Cash Flows for Fiscal Years Ended December 31, 2008 and December 31, 2007

	2008	2007
Net cash provided by operating activities	$9,050,603	$973,435
Net cash used in investing activities	$(394,028)	$(686,756)
Net cash used in financing activities	$(8,622,223)	$(282,953)

Net increase (decrease) in cash and equivalents	$34,352	$3,726

Operating Cash Flows
For the twelve months ended December 31, 2008, cash provided by operating activities increased by $8,077,168 compared to the twelve months ended December 31, 2007. This increase was the result of higher net income and changes in operating assets and liabilities. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.
Investing Cash Flows
For the twelve months ended December 31, 2008, cash used in investing activities decreased by $292,728 compared to the twelve months ended December 31, 2007. This decrease in cash used resulted from a decrease in expenditures for property, plant and equipment from the twelve months ended December 31, 2007.
Financing Cash Flows
For the twelve months ended December 31, 2008, cash used in financing activities increased $8,339,270 compared to the twelve months ended December 31, 2007. This change was largely due to our payments reducing the outstanding balance on our seasonal revolving line of credit of $3,800,000 to zero and payments reducing our operating revolving loan balance by $2,910,000 during 2008.
Comparison of Cash Flows for Fiscal Years Ended December 31, 2007 and December 31, 2006

	2007	2006
Net cash provided by (used in) operating activities	$9,050,603	$(4,928,399)
Net cash used in investing activities	$(394,028)	$(16,194,920)
Net cash provided by (used in) financing activities	$(8,622,223)	$16,215,946

Net increase (decrease) in cash and equivalents	$34,352	$(4,907,373)

Operating Cash Flows
For the twelve months ended December 31, 2007, cash provided by operating activities increased by $5,901,834 compared to the twelve months ended December 31, 2006. This increase was the result of changes in operating assets and liabilities.
Investing Cash Flows
For the twelve months ended December 31, 2007, cash used in investing activities decreased by $15,508,164 compared to the twelve months ended December 31, 2006. This decrease in cash used resulted from a decrease in expenditures for property, plant and equipment during the twelve months ended December 31, 2007.

Financing Cash Flows
For the twelve months ended December 31, 2007, cash provided by financing activities decreased $16,498,899 compared to the twelve months ended December 31, 2006. This change was largely due to our payments reducing the outstanding balance on our long-term debt in the amount of $12,071,111, and a decrease in proceeds from our long-term debt and our revolving line of credit during 2007.
Indebtedness
Short-Term Debt Sources
On June 6, 2005, we entered into a Master Loan Agreement (MLA) with our lender, Farm Credit Services of America, FLCA (Farm Credit), for certain financing. On July 17, 2006, we entered into a Statused Revolving Credit Supplement to the MLA that provides for a $2,000,000 revolving line of credit to finance soybean oil and biodiesel inventory. The revolving line of credit bears interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate plus 3/4 of one percent; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR plus 3 1/2%. The initial term of this revolving line of credit terminated on July 1, 2007, and all amounts outstanding under this line of credit have been repaid.
On May 30, 2007, we entered into a Statused Revolving Credit Supplement to the MLA that provides for a revolving line of credit to finance eligible inventory and receivables. The aggregate amount available under the revolving line of credit is the lesser of (1) $4,000,000, or (2) the borrowing base as calculated pursuant to our credit facility with Farm Credit. The revolving line of credit bears interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate plus 3/4 of one percent; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR plus 3 1/2%. The initial term of this revolving line of credit continued to July 1, 2008. The revolving line of credit has been extended until July 1, 2009, and may be renewed by our lender for additional one year terms.
As of December 31, 2007, we had $3,800,000 drawn on our revolving line of credit, but we have repaid in full the balance outstanding and have $4,000,000 available at December 31, 2008.
Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to the Master Loan Agreement. Our financing agreement with Farm Credit provides for a term loan in the amount of $10,000,000 pursuant to a Construction and Term Loan Supplement to the MLA (the Term Loan Supplement). It also provides for a revolving term loan in an amount not to exceed $8,000,000 pursuant to a Construction and Revolving Term Loan Supplement to the MLA (the Revolving Loan Supplement). CoBank, ACB is the administrative agent of Farm Credit pursuant to an Administrative Agency Agreement dated June 6, 2005.
Our $10,000,000 term loan bears interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR. Each of the rates is subject to certain performance pricing adjustments. On May 30, 2007, we amended our Term Loan Supplement. Under the amendment, we are required to make 20 equal, consecutive quarterly installments of $450,000 each, with the first installment due on December 20, 2006, and the last installment due on September 20, 2011. We are also required to make annual payments of 50% of our “free cash flow,” as that term is defined in the amendment.
On May 30, 2007, we amended the MLA. The amendment to the MLA places the following restrictions on our activities:
•
During the 2007 fiscal year, we could not expend, in the aggregate, more than $2,600,000 for the acquisition of fixed or capital assets. In each subsequent year, we cannot expend, in the aggregate, more than $500,000 for the acquisition of fixed or capital assets;

•
We cannot declare or pay any dividends or make any distribution of assets to the members or acquire for value any of our membership units, except that in any fiscal year we can make a distribution to the Company’s members of up to 40% of the net profit for each fiscal year.

•
We cannot enter into any lease as lessee if the lease should be capitalized in accordance with GAAP for the rental or hire of any real or personal property, except leases which do not require the Company to make scheduled payments to the lessors in any fiscal year in excess of $100,000, in the aggregate.

•
We must maintain working capital, defined as an excess of current assets over current liabilities, of not less than $6,000,000 at the end of each period for which financial statements are required to be furnished under the MLA.

•
We must maintain a net worth, defined as an excess of total assets over total liabilities, of not less than $26,000,000 at the end of each period for which financial statements are required to be furnished under the MLA.

Our $8,000,000 revolving term loan bears interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR. Each of the rates is subject to certain performance pricing adjustments.
On June 5, 2008, we executed an amendment to the MLA, pursuant to which we agreed to an additional negative covenant prohibiting us from distributing any profits our members unless the proposed distribution is agreed to in writing by our lender. As a result of this amendment, we may be unable to make future distributions to our members, including for income tax purposes.
As of December 31, 2008 and December 31, 2007, the balance outstanding on our term loan is $4,150,000 and $5,950,000, respectively. At December 31, 2008 and December 31, 2007, the balance outstanding under the revolving term loan is $4,350,000 and $7,260,000, respectively.
As of December 31, 2007, we failed to comply with our tangible net worth and working capital covenants in our Master Loan Agreement, as amended. Following a waiver of our non-compliance by our lender, we were again in compliance with our loan covenants on January 31, 2008. The tangible net worth covenant requires us, at the end of each period for which financial statements are required to be furnished, to have an excess of total assets over total liabilities of not less than $26,000,000. The working capital covenant requires us to continually maintain at least $6,000,000 in working capital. As a condition to our lender’s waiver of our non-compliance with the loan covenants, the interest spread on the term loan and the revolving term loan was increased by 50 basis points effective April 1, 2008. As of December 31, 2008, we are in compliance with our loan covenants.
Although we were in compliance with our loan covenants as of December 31, 2008, we could fail to comply with one or more of our loan covenants in the future. Failure to comply with our loan covenants constitutes an event of default under our loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. There can be no assurance that our lender will waive any future failures to comply with any one or more of the loan covenants. In the event our lender declared a default under the loan agreements and elected to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment.
On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) for a $740,000 no interest loan to be used for operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. Funds were first advanced on September 19, 2006. The outstanding balance of the loan as of December 31, 2008 and December 31, 2007 was $616,666 and $698,889, respectively. We have the right to prepay the loan in whole or in part without penalty. The loan is secured by a declining balance Standby Irrevocable Letter of Credit.

We have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development. The subordinate debt financing provides for a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we were required to complete construction of a biodiesel production facility capable of producing and selling at least 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually between December 16, 2004 and November 30, 2008. The loan is secured by a security agreement that includes essentially all of our assets. As of December 31, 2008, all funds have been received under the loans. The balance outstanding on the zero-interest deferred loan at December 31, 2008 and December 31, 2007 is $337,500 and $367,500, respectively. Management believes that the provisions of the forgivable loan have been satisfied, and we are preparing for an audit by officials from the Iowa Department of Economic Development, after which it will be determined whether we are eligible for a permanent waiver. Once completed, management expects the loan to be forgiven.
Contractual Obligations
The following sets forth our contractual obligations as of December 31, 2008, and the maturity of such obligations.

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	After 2013
Long-Term Debt Obligations	$9,454,166	$2,360,567	$2,123,599	$914,444	$4,055,556
Capital Lease Obligations
Operating Lease Obligations	$89,067	$35,627	$53,440	$-0-	$-0-
Purchase Obligations
Other Long-Term Liabilities Recorded on the Balance Sheet
Total	$9,543,233	$2,396,194	$2,177,039	$914,444	$4,055,556
Application of Critical Accounting Estimates
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Our risk management committee oversees our risk management practices and provides open communication among management, REG, and the board of directors regarding market risk. The risk management committee takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and supplemental revolving loan with Farm Credit. Specifically, we have $8,500,000 outstanding in variable rate debt as of December 31, 2008. The specifics of the line of credit and revolving loan are discussed in greater detail in “Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable	Interest Rate at	Adverse 10% Change	Annual Adverse Change
Rate Debt at 12/31/08	12/31/08	in Interest Rates	to Income
$4,150,000	4.0%	4.4%	$16,600
$4,350,000	4.0%	4.4%	$17,400
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
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At December 31, 2008 and December 31, 2007, we recorded a net asset and a net liability for derivative instruments of $61,360 and $1,936,375, respectively. This is due primarily to unrealized gains on our hedging positions taken with respect to home heating oil.

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
We entered into agreements to purchase soybean oil for anticipated production needs. At December 31, 2008, we held positions on a total of 2.5 million pounds of soybean oil that consisted of fixed price contracts for 0.0 million pounds and basis contracts for 2.5 million pounds. During the first two weeks of January 2009, we canceled this contract with no penalty.
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of December 31, 2008 and December 31, 2007, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change–
	Fair Value	Market Risk
December 31, 2008	$61,360	$6,136
December 31, 2007	$(1,936,375)	$193,638
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members
Western Iowa Energy, LLC
Wall Lake, Iowa
We have audited the accompanying balance sheets of Western Iowa Energy, LLC as of December 31, 2008 and 2007, and the related statements of operations, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Iowa Energy, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 31, 2009

WESTERN IOWA ENERGY, LLC
BALANCE SHEETS
December 31, 2008 and 2007

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$66,400	$32,048
Margin deposits	285,295	1,427,218
Derivative instruments	61,360	—
Trade accounts receivable — related party	1,428,521	5,816,085
Other receivables	163,470	5,997
Incentive receivables	312,019	317,225
Inventory	4,510,457	9,098,351
Prepaid expenses	222,476	188,362

Total current assets	7,049,998	16,885,286

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,364,842
Office building and equipment	645,542	643,705
Plant and process equipment	33,683,185	33,308,507
Construction in progress	17,513	—

Total, at cost	35,711,082	35,317,054
Less accumulated depreciation	5,451,621	3,261,429

Total property, plant and equipment	30,259,461	32,055,625

OTHER ASSETS
Land options	596	596
Other investments	80,895	33,810
Loan origination fees, net of amortization	87,451	105,547

Total other assets	168,942	139,953

TOTAL ASSETS	$37,478,401	$49,080,864

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$794,345	$1,747,007
Related party	28,480	2,061,742
Revolving line of credit	—	3,800,000
Current portion of long-term debt	2,729,110	1,909,722
Derivative instruments	—	1,936,375
Accrued interest	33,372	100,542
Accrued wages and benefits	71,570	56,689
Accrued payroll taxes	4,059	3,255
Accrued expenses — related party	117,620	—
Other current liabilities	46,079	12,864

Total current liabilities	3,824,635	11,628,196

LONG-TERM LIABILITIES
Long-term debt, less current portion above	6,725,056	12,366,667

Total liabilities	10,549,691	23,994,863

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	3,412,334	1,569,625

Total members’ equity	26,928,710	25,086,001

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$37,478,401	$49,080,864

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

REVENUES
Related parties	$69,714,221	$68,595,272	$26,178,438
Incentive funds	10,068,612	10,081,726	5,813,438

Total revenues	79,782,833	78,676,998	31,991,876

COST OF SALES	75,431,492	78,253,820	23,715,252

Gross profit	4,351,341	423,178	8,276,624

OPERATING EXPENSES
Consulting and professional fees	289,544	302,503	252,929
Office and administrative expenses	1,626,131	1,448,383	1,353,587

Total operating expenses	1,915,675	1,750,886	1,606,516

OTHER INCOME (EXPENSE)
Interest income	9,882	16,310	50,379
Interest expense	(759,243)	(1,400,721)	(406,062)
Patronage dividends	156,404	105,866	—
Gain on sale of asset	—	—	2,800
Other income	—	—	15,300

Total other expense	(592,957)	(1,278,545)	(337,583)

NET INCOME (LOSS)	$1,842,709	$(2,606,253)	$6,332,525

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$69.68	$(98.55)	$246.65

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	25,674

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

			Retained
			Earnings
		Contributed	(Accumulated
	Units	Capital	Deficit)	Total

BALANCE, DECEMBER 31, 2005	25,447	$22,516,376	$(35,333)	$22,481,043

Units issued in exchange for reduction in construction payable, 1,000 units at $1,000 per unit (See Note 6)	1,000	1,000,000	—	1,000,000

Net loss for the year ended December 31, 2006	—	—	6,332,525	6,332,525

BALANCE, DECEMBER 31, 2006	26,447	23,516,376	6,297,192	29,813,568

Distributions to members	—	—	(2,121,314)	(2,121,314)

Net loss for the year ended December 31, 2007	—	—	(2,606,253)	(2,606,253)

BALANCE, DECEMBER 31, 2007	26,447	23,516,376	1,569,625	25,086,001

Net income for the year ended December 31, 2008	—	—	1,842,709	1,842,709

BALANCE, DECEMBER 31, 2008	26,447	$23,516,376	$3,412,334	$26,928,710

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,842,709	$(2,606,253)	$6,332,525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,208,288	2,183,988	1,105,452
Non cash portion of patronage dividends	(47,085)	(31,810)	(2,800)
Effects of changes in operating assets and liabilities
Margin deposits	1,141,923	(1,159,958)	(267,260)
Trade accounts receivable — related party	4,387,564	(1,484,736)	(4,331,349)
Other receivables	(157,473)	(5,997)	—
Incentive receivables	5,206	280,653	(597,878)
Inventory	4,587,894	(1,302,168)	(7,796,183)
Derivative instruments	(1,997,735)	3,204,124	(1,267,749)
Prepaid expenses and other assets	(34,114)	(155,155)	(33,207)
Accounts payable	(2,985,924)	2,466,093	1,342,394
Accrued interest	(67,170)	(15,422)	115,964
Accrued wages and benefits	14,881	10,128	46,561
Accrued payroll taxes	804	(30,264)	32,480
Accrued expenses — related party	117,620	(379,788)	392,651
Other current liabilities	33,215	—	—

Net cash provided by (used in) operating activities	9,050,603	973,435	(4,928,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(394,028)	(1,130,291)	(16,228,520)
Sales tax refund received on plant construction costs	—	443,535	—
Proceeds from sale of asset	—	—	33,600

Net cash used in investing activities	(394,028)	(686,756)	(16,194,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	—	—	(2,307)
Net borrowings (payments) on revolving line of credit	(3,800,000)	3,800,000	—
Proceeds from long-term debt	8,082,566	10,109,472	18,640,528
Payments on long-term debt	(12,904,789)	(12,071,111)	(2,422,275)
Distribution to members	—	(2,121,314)	—

Net cash provided by (used in) financing activities	(8,622,223)	(282,953)	16,215,946

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,352	3,726	(4,907,373)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,048	28,322	4,935,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,400	$32,048	$28,322

See accompanying notes.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Western Iowa Energy, LLC located in Wall Lake, Iowa was organized on September 21, 2004 to own and operate a 30 million gallon biodiesel plant for the production of fuel grade biodiesel. The Company began its principal operations in May 2006, therefore the 2006 information presented has 7 months of operational activity. The Company’s fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below.
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
The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $105,712 and $41,928 at December 31, 2008 and 2007, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accounts Receivable (Continued)
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at December 31, 2008 or 2007.
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
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. To reduce that risk, the Company generally takes positions using option and swap contracts. All derivative contracts at December 31, 2008 and 2007 are recognized in the balance sheet at their fair value.
At December 31, 2008 and 2007, the Company recorded a net asset and a net liability for these derivative instruments of $61,360 and $(1,936,375), respectively. Unrealized gains and losses related to derivative contracts are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company recorded an increase (decrease) to cost of sales of $(1,946,846), $2,594,301 and $(1,251,009), respectively related to derivative contracts for the years ended December 31, 2008, 2007 and 2006.
Inventories
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
The Company follows the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest of $-0-, $-0- and $552,233, respectively, which is included in property, plant and equipment on the accompanying balance sheet.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended December 31, 2008, 2007 and 2006 was $18,096, $18,096, and $14,523, respectively.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Earnings Per Unit
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of December 31, 2008, 2007 and 2006, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at December 31, 2008 and 2007 was $312,019 and $317,225, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 3 — INVENTORY
Inventory consists of the following at December 31:

	2008	2007

Raw material	$496,028	$2,168,644
Work in process	541,530	1,382,679
Finished goods	3,472,899	5,547,028

Total	$4,510,457	$9,098,351

NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of December 31, 2008, the Company has a remaining option to purchase approximately 34 acres.
NOTE 5 — DEBT AND FINANCING
Revolving Line of Credit
In July 2006, the Company entered into a $4,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2009 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (5.50% and 8.00% as of December 31, 2008 and 2007, respectively). There was $-0- and $3,800,000 drawn on this revolving line of credit at December 31, 2008 and 2007, respectively. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories. The Company has $4,000,000 available to be borrowed at December 31, 2008.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 5 — DEBT AND FINANCING (CONTINUED)
Long-Term Debt
Long-term obligations of the Company are summarized as follows at December 31:

	2008	2007

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below.	$4,150,000	$5,950,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	4,350,000	7,260,000

Note payable to the Iowa Department of Economic Development — see details below.	337,500	367,500

Note payable to Glidden Rural Electric Cooperative — see details below	616,666	698,889

Total	9,454,166	14,276,389
Less current portion	2,729,110	1,909,722

Long-term portion	$6,725,056	$12,366,667

The estimated future maturities of long-term debt at December 31, 2008 are as follows:

2009	$2,729,110
2010	1,642,834
2011	112,222
2012	832,222
2013	1,882,222
Thereafter	2,255,556

Total	$9,454,166

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 5 — DEBT AND FINANCING (CONTINUED)
The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of December 31, 2008 and 2007. The commitments consist of a $10,000,000 term note and a $7,350,000 reducing revolving credit note and a $650,000 letter of credit. As of December 31, 2008 and 2007, the balance outstanding under the term note was $4,150,000 and $5,950,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. In March 2008, the quarterly payment due March 20, 2008 was deferred until June 20, 2008 and on May 22, 2008 this payment was made. As of December 31, 2008, the balance outstanding under the reducing revolving credit note was $4,350,000. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. At December 31, 2008, the current portion of debt includes the estimated free cash flow requirements of $819,388. The agreements provide for several different interest rate options including variable and fixed options (4.00% and 8.00% variable on the term note and revolving credit note, as of December 31, 2008 and 2007, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $650,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2009. The notes are secured by essentially all of the Company’s assets. At December 31, 2008, the Company had available $3,000,000 to borrow under the reducing revolving credit note.
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. In accordance with the agreements, the Company is required to maintain a minimum working capital of $6,000,000 and a minimum net worth of $26,000,000. At December 31, 2007, working capital was $5,257,090 and net worth was $25,086,001, which are breaches of the loan agreements. The lending institutions waived the two requirements of the agreements as of December 31, 2007 and for the period ended January 31, 2008. In addition to the aforementioned waiver by the lending institutions, the minimum working capital and minimum net worth covenants were lowered to $5,500,000 and $25,000,000, respectively, for the periods ending February 29, 2008 and March 31, 2008. The lending institutions waived the amended requirements through February 29, 2008 and March 31, 2008. As a condition of the waiver and covenant change, the interest spread on the term loan and the revolving term loan was increased by 50 basis points effective April 1, 2008. As of November 1, 2008, the interest spread on the term loan and the revolving term loan was reduced by 50 basis points due to funded debt to net worth improvements. For all interim periods during 2008 and as of December 31, 2008, the Company believes it is in compliance with said covenants.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 5 — DEBT AND FINANCING (CONTINUED)
The Company was awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $337,500 and $367,500 at December 31, 2008 and 2007, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which include producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company does not satisfy the terms of the agreement, the Company may be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The Company believes it has complied with all the terms of the forgivable loan agreement as of November 30, 2008 and is in the process of obtaining a permanent waiver. The loan is secured by a security agreement including essentially all of the Company’s assets.
In July 2006, the Company entered into a rural development loan agreement under the Rural Electrification Act of 1936 with Glidden Rural Electric Cooperative. The original loan amount was $740,000 and requires monthly installments of $6,851, including no interest commencing July 31, 2007. The loan is to be paid in full on or before the tenth anniversary date of the first advance of funds. The Company has issued an irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative as security for the note.
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
During 2005, the Company entered into a verbal agreement to issue an additional 1,000 units. The verbal agreement is with the Company’s general contractor used to construct the plant who is also an entity related to West Central Coop and Renewable Energy Group, Inc. who provide management and operational services for the Company (See Note 10). The agreement provides for the issuance of 1,000 membership units to the contractor upon completion of construction. The $1,000,000 consideration for the units will be deducted from the amount payable to the contractor. On July 19, 2006, the Company modified this agreement and issued 500 units as the project was substantially complete, the Company also agreed to issue the remaining 500 units upon final completion of the contract. The payable was decreased by $500,000 and contributed capital was increased by $500,000 in July with the issuance of the 500 units. The remaining 500 units were issued in December 2006. Again, the payable to REG was decreased by $500,000 and contributed capital was increased by $500,000.
On February 19, 2007, the Board of Directors approved a distribution to members of $80.21 per unit, for a total payment of $2,121,314.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 7 — INCOME TAXES
As of December 31, 2008 and 2007, the book basis of assets exceeded the tax basis of assets by approximately $17,485,000 and $13,288,000, respectively.
On January 1, 2007, the Company adopted the provisions of FIN 48, which requires that the Company recognize in its financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.
The Company is subject to the following material taxing jurisdictions: U.S. and Iowa. The tax years that remain open to examination by the Internal Revenue Service are 2005 through 2008. The tax years that remain open to examination by the Iowa Department of Revenue are 2005 through 2008. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2007 or December 31, 2008.
NOTE 8 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the years ended December 31:

	2008	2007	2006

Cash paid for interest	$826,413	$1,416,143	$289,534

The Company had the following noncash investing and financing transactions for the years ended December 31:

	2008	2007	2006

Units issued in exchange for reduction in construction payable	$—	$—	$1,000,000
Construction in progress in accounts payable	—	—	848,426
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 9 — RELATED PARTY TRANSACTIONS (CONTINUED)
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the years ended December 31, 2008, 2007 and 2006, the Company incurred service fees of $634,040, $909,960 and $458,714, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the years ended December 31, 2008, 2007 and 2006, the Company purchased feed stocks of $12,679,380, $26,748,829 and $9,087,040, respectively. The amount payable to West Central Coop, REG, Inc. and Bunge North America, Inc. as of December 31, 2008 and 2007 was $28,480 and $2,061,742.
The Company has recorded expense of $117,620, $-0- and $392,651 for the net income bonus payable to REG, Inc. for the years ended December 31, 2008, 2007 and 2006. The amount is included in accrued expenses in the accompanying balance sheet.
NOTE 10 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at December 31, 2008:

2009	$35,627
2010	35,627
2011	17,813

Total	$89,067

Lease expense for the years ended December 31, 2008, 2007 and 2006 was $35,627, $35,627 and $17,813, respectively.
NOTE 11 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the years ended December 31, 2008, 2007 and 2006, was $22,855, $23,396 and $17,520, respectively.
NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31, 2008:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$289,155	$289,155	$—	$—

Commodity derivatives	$61,360	$2,538	$58,822	$—

The Company enters into various commodity derivative instruments, including forward contracts, futures, options and swaps. The fair value of the Company’s derivatives are determined using unadjusted quoted prices for identical instruments on the applicable exchange in which the Company transacts. When quoted prices for identical instruments are not available, the Company uses forward price curves derived from market price quotations. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. The fair value of the money market funds is based on quoted market prices in an active market.
NOTE 13 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, the price of crude oil has ranged from the mid $30 to a high of $147 per barrel on the Chicago Board of Trade. Since we commenced production, the biodiesel industry has faced numerous challenges, primarily a dramatic increase in the cost of its inputs. Much of that increase resulted from a large decrease in United States soybean acreage during the 2007 growing season which resulted in the cost of soybean oil increasing from $0.25 per pound to almost $0.70 per pound in early 2008. The Company has become an industry leader in processing large quantities of animal fat into biodiesel meeting ASTM D6751 standards and has gained customer acceptance of biodiesel made from animal fat. As a result, for the year ended December 31, 2008, the Company’s net income was $1,869,553. The Company repaid $3.8 million of its seasonal loan and approximately $4.8 million of its long-term obligations. The Company had available to borrow $7.0 million on its seasonal loan and revolving credit line at December 31, 2008. The Company has also experimented with using corn oil as an alternative to soybean oil in the production process. The Company may need to invest in additional infrastructure to efficiently utilize certain alternative feedstocks.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 13 — UNCERTAINTIES (CONTINUED)
During our short history, the cost of our feedstock has ranged from a low of $0.15 per pound to as high as $0.69 per pound; methanol from a low of $0.95 per gallon to a high of $2.62 per gallon. During that time, the sale price of our biodiesel has ranged from a low of $2.00 per gallon to a high of $6.00 per gallon and the sale price of glycerin from a low of $0.01 per pound to a high of $0.29 per pound. Unlike many industries, historically there has been no direct correlation between the cost of our inputs and the sale price of biodiesel which is directly related to the sale price of petroleum diesel.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 13 — UNCERTAINTIES (CONTINUED)
The European Commission recently imposed anti-dumping and countervailing duties on biodiesel imported into Europe, which could cause a significant decrease in our revenues. Sales by REG, Inc. of biodiesel to European customers results in a significant portion of our sales to REG, Inc. being exported to Europe. The European Commission is currently conducting anti-subsidy and anti-dumping investigations on U.S. biodiesel imports into Europe based on complaints from the European Biodiesel Board (EBB). The European Commission recently concluded that unfair subsidization and dumping of US biodiesel had taken place. Based on this finding, the European Commission imposed provisional anti-dumping and countervailing duties on imports of biodiesel from the United States. The provisional duties, which took effect on March 13, 2009, range from approximately $1.09 to $1.72 per gallon, and will continue for a term of six months. Following the term of the provisional duties, European member states will decide whether or not to impose ‘definitive’ duties, which normally last for five years. These duties significantly increase the price at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers. Although the provisional duties are set to expire in six months, imposition of definitive duties by EU member states could have a significant negative impact on our ability to sell our biodiesel to European markets.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above, our ability to continue to generate positive cash flow is uncertain.
NOTE 14 — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results are as follows:
Year ended December 31, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$18,029,542	$27,601,282	$26,238,615	$7,913,394
Gross profit (loss)	1,784,314	2,467,747	2,093,569	(1,993,289)
Operating income (loss)	1,246,255	1,896,946	1,515,203	(2,222,738)
Net income (loss)	1,127,993	1,675,218	1,377,779	(2,338,281)
Basic and diluted earnings (loss) per unit	42.65	63.34	52.10	(88.41)

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 14 — QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
Year ended December 31, 2007:

Revenues	$14,254,980	$24,800,210	$21,262,859	$18,358,949
Gross profit (loss)	566,299	2,565,826	(734,715)	(1,974,232)
Operating income (loss)	128,304	1,990,272	(1,099,711)	(2,346,573)
Net income (loss)	(142,559)	1,629,537	(1,436,064)	(2,657,167)
Basic and diluted earnings (loss) per unit	(5.39)	61.62	(54.30)	(100.48)
Year ended December 31, 2006:

Revenues	$—	$633,585	$18,008,235	$13,350,056
Gross profit (loss)	—	142,004	4,780,877	3,353,743
Operating income (loss)	(155,042)	(33,463)	4,063,937	2,794,676
Net income (loss)	(109,233)	(21,858)	3,952,089	2,511,527
Basic and diluted earnings (loss) per unit	(4.29)	(.86)	152.89	97.82
The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.
NOTE 15 — GAIN CONTINGENCY
The Company’s primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Eide Bailly LLP is our independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our principal executive officer, William J. Horan, along with our principal financial and accounting officer, Denny Mauser, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as of December 31, 2008. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Our management, including our principal executive officer and our principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2008, our integrated controls over financial reporting is effective based on those criteria.
Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based upon this review and evaluation, management has noted that the financial statements prepared for the fiscal year ended December 31, 2008 failed to account for a change in our SEC reporting status from the previous fiscal year. Management believes that this is a material weakness in our internal controls. Management has contacted our accounting firm to ensure that future financial statements comply with the specific requirements for issuers of our reporting status.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
Our management, consisting of our principal executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by Item 10 is incorporated by reference from our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by Item 12 is incorporated by reference from our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
3.1	Articles of Organization of Western Iowa Energy, LLC.	1

3.2	Amended and Restated Operating Agreement of Western Iowa Energy, LLC	1

3.3	First Amendment to Amended and Restated Operating Agreement of Western Iowa Energy, LLC	6

10.1	Water Supply and Storage Agreement between the Incorporated City of Wall Lake, Iowa and Western Iowa Energy, LLC.	1

10.2	Master Loan Agreement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.3	Construction and Term Loan Supplement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.4	Construction and Revolving Term Loan Supplement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.5	Administrative Agency Agreement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.6	Design/Build Agreement between Renewable Energy Group and Western Iowa Energy.	1

10.7	Management and Operational Services Agreement between West Central Cooperative and Western Iowa Energy, LLC.	1

10.8	Letter from CoBank regarding term extension for the Construction and Term Loan Supplement (exhibit 10.3) between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.9	Iowa Department of Economic Development VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note.	1

10.10	Statused Revolving Credit Supplement Agreement between Farm Credit Services, FLCA and Western Iowa Energy, LLC dated August 3, 2006.	2

10.11	Industry Track Agreement between Chicago Central and Pacific Railroad Company and Western Iowa Energy, LLC dated June 5, 2006.	2

10.12	Assignment and Pledge Agreement	2

10.13	Letter Agreement between Renewable Energy Group, LLC and Western Iowa Energy, LLC regarding the issuance of 1,000 membership units to Renewable Energy Group, LLC	2

10.14	Rural Development Loan Agreement between Glidden Rural Electric Cooperative and Western Iowa Energy, LLC.	3

10.15	Amendment to Management and Operational Services Agreement between Renewable Energy Group, Inc. and Western Iowa Energy, LLC.	4

10.16	Amendment to Master Loan Agreement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

Exhibit		Method of
No.	Description	Filing
10.17	Amendment to Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

10.18	Statused Revolving Credit Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

10.19	Amendment to Master Loan Agreement between Farm Credit Services of America and Western Iowa Energy, LLC dated June 5, 2008.	7

14.1	Code of Ethics	4

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference as filed on our Registration Statement on Form 10-SB, No. 000-51965, originally filed on May 2, 2006.

(2)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 18, 2006.

(3)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on November 14, 2006.

(4)	Incorporated by reference as filed on our Annual Report on Form 10-KSB filed on March 9, 2007.

(5)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 14, 2007.

(6)	Incorporated by reference as filed on our Quarterly Report on Form 10-Q filed on May 15, 2008.

(7)	Incorporated by reference as filed on our Form 8-K filed on February 12, 2009.

(*)	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: March 30, 2009	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: March 30, 2009	/s/ Denny Mauser
Denny Mauser
Treasurer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	/s/ William J. Horan
William J. Horan, Chairman, President,
Director (Principal Executive Officer)

Date: March 30, 2009	/s/ Denny Mauser
Denny Mauser, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: March 30, 2009	/s/ Kevin J. Ross
Kevin J. Ross, Secretary and Director

Date: March 30, 2009	/s/ John Geake
John Geake, Vice-Chairman and Director

Date: March 30, 2009	/s/ Warren L. Bush
Warren L. Bush, Director

Date: March 30, 2009	/s/ Wayne Seaman
Wayne Seaman, Director

Date: March 30, 2009	/s/ Nile Ramsbottom
Nile Ramsbottom, Director

EXHIBIT INDEX

Exhibit
Index	Description
31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. Section 1350
32.2	Certificate Pursuant to 18 U.S.C. Section 1350