Form 10-Q
period 2009-03-31
Western Iowa Energy, L.L.C.
filed 2009-05-20
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2009.
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
(712) 664-2173
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 1, 2009, there were 26,447 membership units outstanding.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WESTERN IOWA ENERGY, LLC
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,298	66,400
Margin deposits	319,384	285,295
Derivative instruments	548	61,360
Trade accounts receivable — related party	563,409	1,428,521
Other receivables	241,388	163,470
Incentive receivables	309,882	312,019
Inventory	3,470,832	4,510,457
Prepaid expenses	173,801	222,476

Total current assets	5,194,542	7,049,998

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,364,842
Office building and equipment	645,542	645,542
Plant and process equipment	33,687,573	33,683,185
Construction in progress	17,794	17,513

Total, at cost	35,715,751	35,711,082
Less accumulated depreciation	6,005,031	5,451,621

Total property, plant and equipment	29,710,720	30,259,461

OTHER ASSETS
Land options	596	596
Other investments	107,198	80,895
Loan origination fees, net of amortization	82,927	87,451

Total other assets	190,721	168,942

TOTAL ASSETS	$35,095,983	$37,478,401

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$703,424	$794,345
Related party	67,210	28,480
Current portion of long-term debt	2,729,110	2,729,110
Accrued interest	30,030	33,372
Accrued wages and benefits	117,554	71,570
Accrued payroll taxes	5,511	4,059
Accrued expenses — related party	117,620	117,620
Other current liabilities	29,305	46,079

Total current liabilities	3,799,764	3,824,635

LONG-TERM LIABILITIES
Long-term debt, less current portion above	4,997,001	6,725,056

Total liabilities	8,796,765	10,549,691

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	2,782,842	3,412,334

Total members’ equity	26,299,218	26,928,710

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$35,095,983	$37,478,401

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUES
Related parties	$3,070,068	$14,901,869
Incentive funds	896,069	3,127,673

Total revenues	3,966,137	18,029,542

COST OF SALES	4,260,768	16,245,228

Gross profit (loss)	(294,631)	1,784,314

OPERATING EXPENSES
Consulting and professional fees	126,379	103,222
Office and administrative expenses	333,731	434,837

Total operating expenses	460,110	538,059

OTHER INCOME (EXPENSE)
Interest income	408	1,727
Interest expense	(91,893)	(276,393)
Grant income	100,000	—
Patronage dividends	116,734	156,404

Total other income (expense)	125,249	(118,262)

NET INCOME (LOSS)	$(629,492)	$1,127,993

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(23.80)	$42.65

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(629,492)	$1,127,993
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	557,934	550,378
Non cash portion of patronage dividends	(26,303)	(47,085)
Non cash forgiveness of debt	(100,000)	—
Effects of changes in operating assets and liabilities
Margin deposits	(34,089)	1,341,737
Trade accounts receivable — related party	865,112	962,150
Other receivables	(77,918)	1,631
Incentive receivables	2,137	(614,339)
Inventory	1,039,625	624,425
Derivative instruments	60,812	(1,850,677)
Prepaid expenses and other assets	48,675	(218,385)
Accounts payable	(52,191)	(1,147,640)
Accrued interest	(3,342)	(12,839)
Accrued wages and benefits	45,984	45,384
Accrued payroll taxes	1,452	3,403
Accrued expenses — related party	—	6,430
Other current liabilities	(16,774)	72,000

Net cash provided by operating activities	1,681,622	844,566

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(4,669)	(13,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on revolving line of credit	—	(550,000)
Proceeds from long-term debt	1,700,000	—
Payments on long-term debt	(3,328,055)	(28,056)

Net cash used in financing activities	(1,628,055)	(578,056)

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,898	252,865

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,400	32,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,298	$284,913

See accompanying notes.

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

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
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2008.
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $105,712 at March 31, 2009 and December 31, 2008.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at March 31, 2009 and December 31, 2008.

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

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
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months ended March 31, 2009 and 2008 was $4,524.
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

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

Earnings (Loss) Per Unit
Earnings (loss) per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of March 31, 2009 and 2008, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
New Accounting Standards
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company. The Company’s enhanced disclosures are included in Note 12.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for these assets and liabilities. Since the Company’s existing fair value measurements for nonfinancial assets and nonfinancial liabilities are consistent with the guidance of the Statement, the adoption of the Statement did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires entities to provide disclosure of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet, in interim reporting periods. Prior to the issuance of this FSP, such disclosures were required only in annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with earlier application permitted. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations and cash flows.

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s financial statements.
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at March 31, 2009 and December 31, 2008 was $309,882 and $312,019, respectively.
NOTE 3 — INVENTORY
Inventory consists of the following:

	March 31	December 31,
	2009	2008

Raw material	$662,299	$496,028
Work in process	1,156,017	541,530
Finished goods	1,652,516	3,472,899

Total	$3,470,832	$4,510,457

NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of March 31, 2009, the Company has a remaining option to purchase approximately 34 acres.
NOTE 5 — DEBT AND FINANCING
Revolving Line of Credit
In July 2006, the Company entered into a $4,000,000 revolving credit facility agreement with Farm Credit Services of America. The revolving credit facility expires July 1, 2009 and may be renewed by the lender for additional one year terms. The agreement provides for several different interest rate options including variable and fixed options (4.50% and 5.50% as of March 31, 2009 and December 31, 2008, respectively). There was $-0- drawn on this revolving line of credit at March 31, 2009 and December 31, 2008. The note is secured by essentially all of the Company’s assets. The amount available under the revolving line of credit is determined by a borrowing base calculation based on qualifying inventories. The Company has $4,000,000 available to be borrowed at March 31, 2009. This agreement was terminated on May 11, 2009 upon entering into an asset purchase agreement with Renewable Energy Group, Inc. (see Note 15).

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	March 31,	December 31,
	2009	2008

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below.	$3,700,000	$4,150,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	3,200,000	4,350,000

Note payable to the Iowa Department of Economic Development — see details below.	230,000	337,500

Note payable to Glidden Rural Electric Cooperative — see details below	596,111	616,666

Total	7,726,111	9,454,166
Less current portion	2,729,110	2,729,110

Long-term portion	$4,997,001	$6,725,056

The estimated future maturities of long-term debt at March 31, 2009 are as follows:

2010	$2,729,110
2011	1,192,834
2012	112,222
2013	224,722
2014	1,332,222
Thereafter	2,135,001

Total	$7,726,111

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of March 31, 2009 and December 31, 2008. The commitments consist of a $10,000,000 term note and a $7,350,000 reducing revolving credit note and a $650,000 letter of credit. As of March 31, 2009 and December 31, 2008, the balance outstanding under the term note was $3,700,000 and $4,150,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. In March 2008, the quarterly payment due March 20, 2008 was deferred until June 20, 2008 and on May 22, 2008 this payment was made. As of March 31, 2009, the balance outstanding under the reducing revolving credit note was $3,200,000. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. At March 31, 2009 and December 31, 2008, the current portion of debt includes the estimated free cash flow requirement of $819,388 as a result of the 2008 fiscal year end. The agreements provide for several different interest rate options including variable and fixed options (3.75% and 4.00% variable on the term note and revolving credit note, as of March 31, 2009 and December 31, 2008, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $650,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The letter of credit expires June 30, 2009. The notes are secured by essentially all of the Company’s assets. At March 31, 2009, the Company had available $4,150,000 to borrow under the reducing revolving credit note.

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. As of December 31, 2008 and March 31, 2009, the Company believes it is in compliance with said covenants.
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $230,000 and $337,500 at March 31, 2009 and December 31, 2008, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company must satisfy the terms of the agreement, which included producing 22,500,000 gallons of biodiesel and 7,500,000 pounds of glycerin annually by November 30, 2008, to receive a permanent waiver of the forgivable loan. In the event the Company did not satisfy the terms of the agreement, the Company would be required to repay all or part of the forgivable loan. This repayment would be over a five year period and include interest at 5.0%. The loan is secured by a security agreement including essentially all of the Company’s assets. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The forgiveness of the loan is reflected in other income in the accompanying statement of operations for the three months ended March 31, 2009.
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
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Three	Three
	Months	Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Cash paid for interest	$95,235	$289,210

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

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the three months ended March 31, 2009 and 2008, the Company incurred service fees of $41,006 and $140,319, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the three months ended March 31, 2009 and 2008, the Company purchased feed stocks of $37,438 and $8,211,234, respectively. The amount payable to REG, Inc. as of March 31, 2009 and December 31, 2008 was $67,210 and $28,480.
The Company has recorded expense of $-0- and $72,000 for the net income bonus payable to REG, Inc. for the three months ended March 31, 2009 and 2008, respectively. The amount is included in accrued expenses in the accompanying balance sheet.
On April 7, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement.
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at March 31, 2009:

2010	$35,627
2011	35,627
2012	8,907

Total	$80,161

Lease expense for the three months ended March 31, 2009 and 2008 was $8,907, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the three months ended March 31, 2009 and 2008, was $6,196 and $8,753, respectively.
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

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2009:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$105,260	$105,260	$—	$—

Commodity derivatives	$548	$(3,744)	$4,292	$—

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
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Effective January 1, 2009, the company prospectively implemented the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) as a means of managing exposure to changes in biodiesel prices and feedstock costs under established procedures and controls. The company has established a variety of approved derivative instruments to be utilized in each risk management program, as well as varying levels of exposure coverage and time horizons based on an assessment of risk factors related to each hedging program. As part of its trading activity, the Company uses futures, option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories and input costs.
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. These agreements will expire throughout 2009.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of SFAS 133. At March 31, 2009 and December 31, 2008 the Company had net derivative assets of $548 and $61,360 related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

The following tables provide information on the location and amounts of derivative fair values in the balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	March 31, 2009	March 31, 2009
Derivatives not designated as hedging under SFAS 133:
Commodity contracts — Soybean oil futures and Heat Oil options and swaps	Current assets	$548	$—
During the three months ended March 31, 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of income as follows:

Location of net loss
	recognized in	Net income recognized in
Derivatives not designated as	earnings on	income on derivative
hedging instruments under SFAS 133	derivative activities	activities

Commodity contracts — Soybean oil futures and Heat Oil options and swaps	Cost of sales	$124,278
The Company recorded a decrease to cost of sales of $132,952 related to derivative contracts for the three months ending March 31, 2008.
NOTE 13 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, the price of crude oil has ranged from the mid $30 to a high of $147 per barrel on the Chicago Board of Trade. Since we commenced production, the biodiesel industry has faced numerous challenges, primarily a dramatic increase in the cost of its inputs. Much of that increase resulted from a large decrease in United States soybean acreage during the 2007 growing season which resulted in the cost of soybean oil increasing from $0.25 per pound to almost $0.70 per pound in early 2008. The Company has become an industry leader in processing large quantities of animal fat into biodiesel meeting ASTM D6751 standards and has gained customer acceptance of biodiesel made from animal fat. As a result, for the year ended December 31, 2008, the Company’s net income was $1,842,709 and incurred a net loss of $629,492 for the three months ended March 31, 2009. The Company also repaid $3.8 million of its seasonal loan and approximately $6.5 million of its long-term obligations during 2008 and the first three months of 2009. The Company had available to borrow $8.1 million on its seasonal loan and revolving credit line at March 31, 2009.
During our short history, the cost of our feedstock has ranged from a low of $0.11 per pound to as high as $0.69 per pound; methanol from a low of $0.95 per gallon to a high of $2.62 per gallon. During that time, the sale price of our biodiesel has ranged from a low of $2.00 per gallon to a high of $6.00 per gallon and the sale price of glycerin from a low of $0.01 per pound to a high of $0.29 per pound. Unlike many industries, historically there has been no direct correlation between the cost of our inputs and the sale price of biodiesel which is directly related to the sale price of petroleum diesel.
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

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

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
NOTE 14 — GAIN CONTINGENCY
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
NOTE 15 — SUBSEQUENT EVENTS
On May 11, 2009, the Company, entered into an asset purchase agreement with Renewable Energy Group, Inc., (“REG”), REG Newco, Inc., (“Newco”), and REG Wall Lake, LLC, a wholly owned subsidiary of Newco (“Wall Lake”) (collectively, with REG and Newco, the “REG Parties”) pursuant to which Wall Lake will acquire substantially all of the Company’s assets, assume certain liabilities, and thereafter operate the Company’s biodiesel production facility (the “transaction”). The Company’s assets are to be acquired by Wall Lake under the asset purchase agreement include, without limitation, all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of the Company related to its biodiesel production business. The liabilities to be assumed by Wall Lake under the asset purchase agreement include, without limitation, accounts payable incurred in the ordinary course of business and certain indebtedness of the Company. In addition to this transaction, the asset purchase agreement contemplates the simultaneous closing of several other transactions, including REG’s merger with and into a wholly-owned subsidiary of Newco, with REG being the surviving entity, the acquisition by REG Newton, LLC, a wholly-owned subsidiary of Newco (“Newton”), of substantially all of the assets of, and Newton’s assumption of certain liabilities of, Central Iowa Energy, LLC, (“CIE”), and the merger of Blackhawk Biofuels, LLC, (“Blackhawk”) with and into REG Danville, LLC, a wholly-owned subsidiary of Newco (“Danville”), with Danville being the surviving entity.
Upon closing of and in consideration of the transaction, the Company’s unitholders will receive an aggregate of 6,963,377 shares of common stock of Newco and 259,012 shares of preferred stock of Newco. These shares of Newco common stock and preferred stock will be distributed to unitholders in proportion to each unitholder’s respective ownership interest. Upon closing of the transaction and the other common plan transactions, the Company’s unitholders will hold in the aggregate approximately 1.89% of the total issued and outstanding shares of Newco preferred stock and approximately 19.04% of the issued and outstanding shares of Newco common stock.

WESTERN IOWA ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

The closing of the transaction is conditioned upon the receipt of certain regulatory approvals, the approval of the Company’s unitholders, and the approval of the unitholders and shareholders of the REG Parties, among other things. Approval of the transaction and the asset purchase agreement requires the affirmative vote of unitholders holding a majority of the outstanding membership interests; provided, however, that the affirmative vote of unitholders holding no less than 75% of the outstanding membership interests will be required to approve the liquidation, dissolution and winding up of the Company, which is part of the transaction contemplated in the asset purchase agreement. If the transaction is duly approved by the Company’s unitholders and all other conditions to closing are satisfied, the Company intends to liquidate, windup and dissolve and terminate its existence as soon as practicable following closing of the transactions and the asset purchase agreement, but in no case more than 30 days following such closing. Until the Company is dissolved and its existence is terminated, Newco will pay certain mutually agreeable ongoing costs related to the Company.
The Company and the REG Parties have made representations, warranties, and covenants in the asset purchase agreement. The Company has, among other things, agreed to conduct its business in the ordinary course of business consistent with past practice during the interim period between the date of execution of the asset purchase agreement and the date of closing thereof and not to engage in certain kinds of transactions during such interim period, subject to certain exceptions, not to solicit proposals relating to alternative business combination transactions or participate in discussions or negotiations regarding an alternative business combination transaction, and subject to certain exceptions, not to approve, recommend, or propose publicly any alternative business combination transaction or enter into any agreement or letter of intent related to an alternative business combination transaction. In addition to the receipt of the approval of the unitholders of the Company and the unitholders and shareholders of the REG Parties, each party’s obligation to consummate the transaction is subject to a number of other conditions.
Upon closing under the asset purchase agreement, the Company and REG will each release and discharge the other and their respective officers, directors, and affiliates, from all obligations under the management and operational services agreement, between the Company and REG.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2009, compared to the same period in fiscal year 2008. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2008.
Cautionary Statements Regarding Forward Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we may make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Competition with other manufacturers in the biodiesel industry;

•	The availability and adequacy of our cash flow to meet our requirements;

•	Results of our hedging strategies;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Decrease in the demand for biodiesel;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Fluctuations in petroleum prices;

•	Competition from alternative fuels and alternative fuel additives;

•	Changes in our business strategy, capital improvement or development plans;

•	Consequences of the domestic and global economic downturn and recent financial crisis;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or transportation industries;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;

•	Changes and advances in biodiesel production technology;

•	Our ability to continue to export our biodiesel;

•	Changes in federal, state, or local incentives for biodiesel production;

•	Changes to the rules related to the Renewable Fuels Standard;

•	The imposition of tariffs or other duties on biodiesel imported into Europe;

•
The closing, or the failure to close, of the transaction contemplated by the asset purchase agreement entered into by the Company’s board of directors with REG and other parties affiliated with REG; and

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
Our plant has an approximate production capacity of 30 million gallons of biodiesel per year and is able to pretreat crude vegetable oil and crude animal fats for use in the biodiesel production process. Our pretreatment systems permit us to use lower-cost feedstock, such as animal fats, in place of higher-cost feedstock, such as soybean oil, to optimize our profits.
We engage REG, Inc. (“REG”) to manage and direct general operations of our plant. Pursuant to our Agreement with REG, we incurred management and operational service fees of $41,006 and $140,319 for the three months ended March 31, 2009 and March 31, 2008, respectively. The amount payable as of March 31, 2009 was $67,210. On April 7, 2009 REG provided twelve months written notice of its intent to terminate its management and operational services agreement (“MOSA”) with us. On May 11, 2009, we entered into an Asset Purchase Agreement with REG providing for the sale of substantially all of our assets. The specifics of the Asset Purchase Agreement are discussed in detail under “Liquidity and Capital Resources — Proposed Asset Purchase Transaction with Renewable Energy Group, Inc.”
Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States and overseas. We rely upon REG to procure our feedstock and market our biodiesel and glycerin. Through REG, we have been exporting some of our biodiesel internationally, when we believe export sales will return greater profits than domestic biodiesel sales.
The prices at which we sell our biodiesel and glycerin largely drive our operating results and our feedstock and operating costs. A number of factors generally impact our revenues, including the available supply and demand for biodiesel, the price of diesel fuel (with which biodiesel prices often correlate), general economic conditions, the weather, our dependence on one major customer who markets and distributes our products, the intensely competitive nature of our industry, the extensive environmental laws that regulate our industry, possible legislation at the federal, state and/or local level, and changes in federal biodiesel tax incentives.
The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Our plant is capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat prices have increased over the past several years. The primary animal fat that we used during the three months ended March 31, 2009 was choice white grease. During this period, approximately 87.3% of our total feedstock usage consisted of choice white grease, which represents a significant increase from the same period during 2008 when only 47.9% of our total feedstock usage was choice white grease. We expect our ability to utilize greater amounts of animal fat will increase as we move into the summer months and cold-flow concerns related to animal fat-based biodiesel wane.

Changes in the price or supply of feedstock are subject to and determined by market forces and other factors over which we have no control. Because biodiesel prices correlate strongly to diesel fuel prices, it is difficult for biodiesel producers to pass along increased input costs to customers. We have experienced a large variation in the cost of our feedstocks since we began operation. In addition, we have also seen large variations in prices within the energy complex. The profitability of our operation is dependent upon the correlation between the agricultural market and the energy market.
During the first quarter of 2009, we operated on an as-ordered basis. Under our as-ordered production philosophy, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. During the first quarter of 2009, we operated at an average of approximately 15.7% of our nameplate capacity primarily due to reduced demand during the winter months. We expect to continue to operate on an as-ordered basis during the next fiscal quarter, but we expect our orders will increase as we move into the summer months. However, we cannot guarantee increased orders for our biodiesel and, as a result, we may operate at a lower capacity than anticipated.
Results of Operations for the Three Months Ended March 31, 2009 and 2008
The following table shows the results of our operations for the three months ended March 31, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$3,966,137	100.00%	$18,029,542	100.00%
Cost of Sales	$4,260,768	107.43%	$16,245,228	90.10%

Gross Profit (Loss)	$(294,631)	(7.43%)	$1,784,314	9.90%
Operating Expenses	$460,110	11.60%	$538,059	2.98%
Other Income (Expense)	$125,249	3.16%	$(118,262)	(0.66%)

Net Income (Loss)	$(629,492)	(15.87%)	$1,127,993	6.25%

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. The following table shows the sources of our revenues for the three months ended March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Biodiesel Sales	$3,809,079	96.04%	$17,254,479	95.70%
Glycerin Sales	$88,003	2.22%	$632,361	3.50%
Fatty Acid Sales and Soapstock Sales	$69,055	1.74%	$142,702	0.79%
Total Revenues	$3,966,137	100%	$18,029,542	100%
Revenues from operations for the three months ended March 31, 2009 decreased by approximately 78% compared to revenues from operations for the three months ended March 31, 2008. The decrease in revenues from period to period is due primarily to a decrease in the average price per gallon we received for the biodiesel sold, a decrease in the demand for biodiesel resulting from the decline in the price of petroleum diesel, cold-flow concerns during the winter months, and the lack of sales to Europe as a result of anti-dumping and countervailing duties that the European Commission recently imposed on exports of biodiesel to Europe. The average biodiesel sale price we received for the three months ended March 31, 2009 was $1.32 less per gallon, or approximately 33% lower than the price per gallon received for the three months ended March 31, 2008. The decrease in the number of biodiesel gallons sold for the three months ended March 31, 2009 compared to the same period in 2008 is due primarily to slow winter sales and the lack of sales to Europe.

Revenue from sales of glycerin decreased by approximately 86% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the reduced production of biodiesel. As of March 31, 2009, the average sale price for our glycerin has decreased by about 57% from its levels at March 31, 2008, or a decrease of $0.097 per pound. Revenue from sales of fatty acids has decreased dramatically for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the reduced production of biodiesel.
Included within our net sales of biodiesel are incentive funds we received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the fiscal quarter ended March 31, 2009 was $896,069 as compared to $3,127,673 for the same quarter of 2008. This decrease in incentive funds received from period to period is largely a result of the decrease in the number of gallons of biodiesel sold from period to period.
Over the past year, biodiesel prices have decreased significantly because of declining energy prices. In general, biodiesel prices correlate to diesel fuel prices. In recent months, the price of petroleum-based diesel has declined significantly. According to the Energy Information Administration, midwest diesel prices reached a peak of $4.70 per gallon during the week of July 14, 2008, but fell to $2.22 per gallon during the week of May 11, 2009, representing a decrease of 53% during the ten-month period. As a result, we have seen declines in the price of biodiesel over the same period. According to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers, the price for B100 biodiesel in Iowa was approximately $2.85 to $3.32 per gallon for the week of May 8, 2009, compared with a price of $4.99 to $5.52 one year earlier, a decrease of approximately 40%.
Based on historical trends, management anticipates that demand for biodiesel will increase during the second quarter of 2009. Management expects that rising temperatures of the spring and summer months will reduce cold flow concerns in northern states, and agricultural producers will increase their use of biodiesel. Further, beginning in January 2009, the Renewable Fuel Standard (“RFS”) requires the use of 500 million gallons of biodiesel for the calendar year 2009. The requirement increases in subsequent years. Although we anticipate that the RFS may increase demand for biodiesel, there can be no guarantee that such increases will actually occur.
A greater supply of biodiesel on the market from increased utilization of existing capacity could make it difficult for us to market our products at profitable prices. As of September 29, 2008, the latest date for which data is available, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, but that biodiesel producers are utilizing only an extremely limited amount of this capacity. In fact, despite the significant production capacity, the National Biodiesel Board reports that U.S. biodiesel producers produced only 460 million gallons of biodiesel in 2007. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. Accordingly, there is no assurance that the RFS will significantly increase demand for biodiesel or that additional production of biodiesel and biomass-based diesel will not outstrip any additional demand for biodiesel that the RFS might generate. If the demand for biodiesel does not grow at or exceed the pace of increases in supply, we expect the price for biodiesel to decline in the long-term.
Cost of Sales
Our cost of sales for our products increased as a percentage of our revenues from 90.10% of our revenues for the three months ended March 31, 2008, to 107.43% of our revenues for the three months ended March 31, 2009. This increase is primarily due to lower production rates while fixed costs remained the same.

Increased demand for animal fats or soybean oil from increased biodiesel production or other factors could push animal fat and soybean oil prices higher than currently anticipated. Animal fat prices peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their recent peak, animal fat prices are nonetheless higher than their historical average. Our animal fat costs for the three months ended March 31, 2009 were approximately 39% lower than animal fat costs for the same period in 2008. As of March 31, 2009, the price we paid for our primary animal fat, choice white grease, was 18 cents per pound. By contrast, in March 2008, we paid 34.74 cents per pound for choice white grease. Currently, animal fats prices remain less than soybean oil prices. We anticipate that we will utilize greater amounts of animal fats as we move into the spring and summer months due to reduced cold-flow concerns.
Price fluctuations for soybean oil have been extremely volatile in recent months. Our average soybean oil costs for the three months ended March 31, 2009 were approximately 47% higher than soybean oil costs for the same period in 2008. The USDA National Weekly Ag Energy Round-Up reported that soybean oil prices in Iowa reached a high of 65.48 cents per pound during the week of July 3, 2008, but prices have trended downward since that time. During the week of May 8, 2009, Iowa soybean oil prices had dropped to approximately 35.47 to 37.03 cents per pound, a decrease of approximately 45%. Accordingly, based on recent trends, management expects that cost of goods sold on a per-gallon basis may remain low for the remainder of the 2009 fiscal year.
The cost of methanol, another input into the biodiesel production process, has decreased from record-level highs caused by a shortage of methanol during the first quarter of 2008. During the three months ended March 31, 2009, we paid approximately 38% less per gallon of methanol than we paid during the same period in 2008. We expect this decrease in the price of methanol to continue to have a positive impact on our cost of goods sold in the future.
For the last several years, natural gas prices have exceeded historical averages. During the three months ended March 31, 2009, we paid approximately 21% less for natural gas than we paid during the same period in 2008, which should continue to positively impact our profit margins going forward. WIE has taken a proactive approach in the price we pay for natural gas. WIE works with a third party that purchases natural gas for the City of Wall Lake to purchase and schedule natural gas more economically and efficiently. We have also negotiated a lower transportation rate with the City of Wall Lake. We anticipate that these measures will save WIE approximately 15% to 20% in its cost of natural gas.
Operating Expense
Our operating expenses as a percentage of revenues were higher for the three-month period ended March 31, 2009 than they were for the three-month period ended March 31, 2008. This increase was due to lower production levels while fixed costs remained the same. We expect that going forward our operating expenses will remain consistent if plant production levels remain consistent or as projected.
Other Income (Expenses)
Our other income and expenses for the three months ended March 31, 2009, increased from a net expense of $118,262, or 0.66% of revenues, as of March 31, 2008, to a net income of $125,249, or 3.16% of revenues, as of March 31, 2009. This change from a net other expense to a net other income resulted primarily from a reduction in our interest expense from $276,393 for the three months ended March 31, 2008, to $91,893 for the three months ended March 31, 2009. The reduction in our interest expense resulted primarily from reducing the outstanding balance under our revolving line of credit from $3,250,000 at March 31, 2008, to zero during the second quarter of 2008. The change from a net other expense to a net other income also resulted from our recognition of grant income in the amount of $100,000 during the three months ended March 31, 2009. This grant income resulted from the forgiveness of a forgivable loan in the amount of $100,000 from the Iowa Department of Economic Development.

Changes in Financial Condition for the Three Months Ended March 31, 2009
The following table highlights the changes in our financial condition for the three months ended March 31, 2009:

	March 31, 2009	December 31, 2008
Current Assets	$5,194,542	$7,049,998
Current Liabilities	$3,799,764	$3,824,635
Long-Term Debt	$4,997,001	$6,725,056
Members’ Equity	$26,299,218	$26,928,710
Current Assets. The decrease in current assets from $7,049,998 to 5,194,542 during the three months ended March 31, 2009, is a direct result of reduced sales, which lower both our trade receivables and our inventory.
Current Liabilities. Our current liabilities decreased by $24,871 during the three months ended March 31, 2009, due to a decrease in trade accounts payable and accounts payable to related parties. Our trade accounts payable were $703,424 at March 31, 2009 compared to $794,345 at December 31, 2008. Our accounts payable to related parties were $67,210 at March 31, 2009 compared to $28,480 at December 31, 2008. In addition, our accrued wages and benefits increased from $71,570 at December 31, 2008, to $117,554 at March 31, 2009.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, was due to our regularly scheduled loan payments, which resulted in reductions in the principal amounts of our loans. As of March 10, 2009, we had made payments totaling $450,000 to Farm Credit Services, satisfying all 2009 quarterly payments under our loan agreement. Additionally, we made payments to our revolving loan of $1,150,000 from cash derived from reduced inventory and receivables.
Members’ Equity. Members’ contributions for March 31, 2009 and 2008 are $23,516,376. Retained earnings as of March 31, 2009 are $2,782,842 compared to $3,412,334 at December 31, 2008 due to a net loss in the first quarter. Total members’ equity as of March 31, 2009, decreased by $629,492 as compared to December 31, 2008.
Liquidity and Capital Resources
Cash Flows
The following table shows cash flows for the three months ended March 31, 2009 and 2008:

	2009	2008
Net cash provided by operating activities	$1,681,622	$844,566
Net cash used in investing activities	$(4,669)	$(13,645)
Net cash used in financing activities	$(1,628,055)	$(578,056)

Net increase in cash and equivalents	$48,898	$252,865

Operating Cash Flows
For the three months ended March 31, 2009, cash provided by operating activities increased by $837,056 compared to the three months ended March 31, 2008. This increase was the result of inventory and trade receivable reductions and changes in operating assets and liabilities. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.
Investing Cash Flows
For the three months ended March 31, 2009, cash used in investing activities decreased by $8,976 compared to the three months ended March 31, 2008. This decrease in cash used resulted from a decrease in expenditures for property, plant and equipment during the three months ended March 31, 2009.

Financing Cash Flows
For the three months ended March 31, 2009, cash used in financing activities increased $1,049,999, compared to the three months ended March 31, 2008.
Indebtedness
Short-Term Debt Sources
We maintained a supplemental line of credit with Farm Credit Services of America, FLCA (“Farm Credit”) to finance short-term working capital requirements. The aggregate amount available under the supplemental revolving loan was the lesser of (1) $4,000,000 or (2) the borrowing base as calculated pursuant to our credit facility with Farm Credit. The credit facility with Farm Credit provided several different interest options for the supplemental line of credit and we paid interest on the unpaid balance of the line in accordance with the interest rate option selected at the time we requested a draw on the line. The supplemental line of credit was set to expire on July 1, 2009. As of March 31, 2009, WIE had no outstanding balance on the supplemental line of credit and $4,000,000 was available for borrowing. On May 11, 2009, WIE cancelled the supplemental line of credit, which was a condition to Farm Credit’s consent to the consolidation with REG, which is discussed below. CoBank, as administrative agent for Farm Credit under our Master Loan Agreement with Farm Credit, granted its consent to the consolidation on May 11, 2009.
In addition, we have obtained a $650,000 declining balance standby irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative (“Glidden REC”) as security for our loan with Glidden REC. Unless extended, the letter of credit will expire on June 30, 2009.
Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to a Master Loan Agreement. Our financing agreement with Farm Credit provides for a term loan in the amount of $10,000,000 pursuant to a Construction and Term Loan Supplement to the MLA (the Term Loan Supplement). It also provides for a revolving term loan in an amount not to exceed $8,000,000 pursuant to a Construction and Revolving Term Loan Supplement to the MLA (the Revolving Loan Supplement). As of March 31, 2009, the balance outstanding on our term loan is $3,700,000. At March 31, 2009, the balance outstanding under the revolving term loan is $3,200,000.
On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) for a $740,000 no interest loan to fund operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of March 31, 2009 was $596,111.
We have subordinated debt financing of approximately $400,000 with the Iowa Department of Economic Development (“IDED”). The subordinated debt financing includes a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we were required to complete construction of a biodiesel production facility capable of producing and selling at least 22,500,000 gallons of biodiesel and 7,500,000 pounds of crude glycerin annually between December 16, 2004 and November 30, 2008. The balance outstanding on the zero-interest deferred loan at March 31, 2009 is $230,000. On April 30, 2009, IDED notified WIE that WIE had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan.

Proposed Asset Purchase Transaction with Renewable Energy Group, Inc.
On May 11, 2009, our board of directors entered into an Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Wall Lake, LLC, an Iowa limited liability company and a wholly owned subsidiary of Newco (“Wall Lake”) (collectively, with REG and Newco, the “REG Parties”) pursuant to which Wall Lake will acquire substantially all of our assets, assume certain of our liabilities, and thereafter operate our biodiesel production facility (the “Transaction”). The Asset Purchase Agreement contemplates the simultaneous closing of REG’s merger with and into a wholly-owned subsidiary of Newco, with REG being the surviving entity (the “REG Merger”). The Asset Purchase Agreement also refers to two other similar agreements entered into by REG and Newco. These other agreements provide for (i) the acquisition by REG Newton, LLC, a wholly-owned subsidiary of Newco (“Newton”), of substantially all of the assets of, and Newton’s assumption of certain liabilities of, Central Iowa Energy, LLC, an Iowa limited liability company (“CIE”), and (ii) the merger of Blackhawk Biofuels, LLC, a Delaware limited liability company (“Blackhawk”), with and into REG Danville, LLC, a wholly-owned subsidiary of Newco (“Danville”), with Danville being the surviving entity (together, with the REG Merger, the “Common Plan Transactions”). Accordingly, the business and assets of WIE, CIE, Blackhawk, and REG may all be consolidated under Newco.
Upon closing of and in consideration of the Transaction, WIE unitholders will receive an aggregate of 6,963,377 shares of Common Stock of Newco and 259,012 shares of Preferred Stock of Newco (subject to adjustment for fractional shares). These shares of Newco Common Stock and Preferred Stock are expected to be distributed to WIE unitholders in proportion to each unitholder’s respective ownership interest in WIE. Upon closing of the Transaction and the Common Plan Transactions, WIE’s unitholders will hold in the aggregate approximately 1.89% of the total issued and outstanding shares of Newco Preferred Stock and approximately 19.04% of the issued and outstanding shares of Newco Common Stock. The closing of the Transaction contemplated by the Asset Purchase Agreement is conditioned upon the receipt of certain regulatory approvals, the approval of the unitholders of WIE, and the approval of the shareholders REG, among other things. If the Transaction is duly approved by our unitholders and all other conditions to closing are satisfied, we intend to liquidate, windup and dissolve, and terminate the existence of WIE as soon as practicable following closing of the Transaction, but in no case more than 30 days following such closing. Until the Company is dissolved and its existence is terminated after closing of the Transaction, Newco has agreed to pay certain mutually agreeable ongoing costs related to the Company. In addition, upon closing of the Asset Purchase Agreement, WIE and REG will each release and discharge the other and their respective officers, directors, and affiliates, from all obligations under the MOSA.
Following receipt of certain regulatory approvals, it is expected that the Company’s board of directors will convene a special meeting of WIE’s unitholders for the purpose of holding a vote to obtain the requisite unitholder approval on the Transaction and the Asset Purchase Agreement. Prior to such meeting, it is expected that Newco will file a registration statement on Form S-4 to register with the Securities and Exchange Commission (“SEC”) the Newco shares of Common Stock and Preferred Stock to be issued in consideration of the Transaction and the other Common Plan Transactions; such Registration Statement will contain a prospectus and joint proxy statement prepared in cooperation with the Company, the REG Parties, and the other parties to the Common Plan Transactions and will describe the Transaction and the other Common Plan Transactions. The prospectus and joint proxy statement are expected to be made available to the Company’s unitholders prior to such meeting.
Approval of the Transaction and the Asset Purchase Agreement requires the affirmative vote of unitholders holding a majority of the outstanding membership interests of WIE; provided, however, that the affirmative vote of unitholders holding no less than 75% of the outstanding membership interests of WIE will be required to approve the liquidation, dissolution and winding up of WIE. The closing of the Transaction is also subject to numerous other conditions identified in the Asset Purchase Agreement, which is filed as an exhibit to this report. There can be no assurances that the Transaction contemplated by the Asset Purchase Agreement will ever close.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as we conduct all of our business in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We do not enter into these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and supplemental revolving loan with Farm Credit. Specifically, we have $6,900,000 outstanding in variable rate debt as of March 31, 2009. The specifics of the line of credit and revolving loan are discussed in detail in “Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable	Interest Rate at	Adverse 10% Change in	Annual Adverse Change
Rate Debt at 3/31/09	3/31/09	Interest Rates	to Income
$3,700,000	4.0%	4.4%	$14,800
$3,200,000	4.0%	4.4%	$12,800
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
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At March 31, 2009 and March 31, 2008, we recorded a net asset for derivative instruments of $548 and $61,360, respectively. This is due primarily to unrealized gains on our hedging positions taken with respect to home heating oil.
Several variables could affect the extent to which price fluctuations in the cost of soybean oil and biodiesel impact our derivative instruments. However, it is unlikely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on the market movements, crop prospects, and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of March 31, 2009 and March 31, 2008, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change -
	Fair Value	Market Risk
March 31, 2009	$1,469,225	$146,923
March 31, 2008	$1,207,248	$120,725
Item 4. Controls and Procedures.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of March 31, 2009.

Our management reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon this review and evaluation, management has noted that the financial statements prepared for the fiscal year ended December 31, 2008 failed to account for a change in our SEC reporting status from the previous fiscal year. Management believes that this is a material weakness in our internal controls. Management contacted our accounting firm to ensure that future financial statements comply with the specific requirements for issuers of our reporting status. Management has observed no additional material weaknesses in our disclosure controls and procedures during the three months ended March 31, 2009.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report on Form 10-K. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in our annual report on Form 10-K.
REG’s termination of the MOSA could cause a material adverse effect on our ability to produce, sell and market biodiesel. REG currently manages and directs the general operations of our plant pursuant to a Management and Operational Services Agreement (“MOSA”). Pursuant to the MOSA, REG provides us with overall management, sales and marketing, and feedstock and chemical procurement services. We are very reliant on REG for these services, as we have no relationships with any other parties with respect to the performance of these services. However, on April 7, 2009 REG provided twelve months written notice of its intent to terminate the MOSA. The Company expects the MOSA to terminate as of May 1, 2010. REG indicated that its determination to terminate the MOSA stems from changes in the biodiesel market generally since the parties originally entered into the MOSA. REG has proposed that the parties review and cooperate to negotiate a new contract that is mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties. The Company, REG and certain entities affiliated with REG have entered into an agreement for a proposed asset purchase transaction pursuant to which an REG affiliate proposes to acquire substantially all of the Company’s assets and assume certain liabilities of the Company. In the event the proposed asset purchase transaction is consummated, the Company does not expect to enter into another MOSA agreement. However, in the event the proposed asset purchase transaction is not consummated, the Company’s inability to negotiate a new MOSA with REG on mutually beneficial terms could have a material adverse effect on the Company due to its significant reliance on REG for the management of the plant, procurement of inputs necessary to produce biodiesel, the sales and marketing of the biodiesel and co-products produced at its plant, and other administrative functions performed by REG. In such event, the Company may be forced to find one or more alternative persons to provide the management, procurement and sales and marketing services previously performed by REG under the MOSA: however, there can be no assurance that the Company would be able to contract with another third party to provide management and sales and marketing services on terms favorable to the Company, or at all. Any lack of a provider for these services would have a negative impact on our revenues. Accordingly, REG’s termination of the MOSA could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment.

The asset purchase agreement entered into by the Company’s board of directors, REG, and certain other REG affiliates is subject to a variety of closing conditions and may not close. On May 11, 2009, the Company’s board of directors entered into an agreement on behalf of the Company for the sale of substantially all of its assets to REG Wall Lake, LLC (“Wall Lake”), an entity affiliated with REG. In connection with such transaction, Wall Lake will assume certain liabilities of the Company. In consideration for the sale of the Company’s assets, the Company’s unitholders will receive a total of 6,963,377 shares of Common Stock of Wall Lake’s parent company, REG Newco, Inc. (“Newco”) and 259,012 shares of Preferred Stock of Newco. As soon as practicable following the closing of the transaction, the Company intends to dissolve, liquidate, wind up and terminate its existence. The transaction contemplated by the asset purchase agreement, however, is subject to multiple closing conditions, including the certain regulatory approvals, the approval of the Company’s unitholders and REG’s shareholders, and other conditions. In the event that any one or more of the conditions to closing are not satisfied or any event giving rise to a party’s right to terminate the agreement arises, the transaction contemplated by the asset purchase agreement may not close.
The EPA’s recent finding that soy-based biodiesel does not meet the requirements under the RFS to reduce greenhouse gas emissions could reduce demand for soy-based biodiesel and reduce our profitability. The EPA recently issued findings that soy-based biodiesel fails to meet targets for reducing greenhouse gas emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional diesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. If soy-based biodiesel does not count towards the RFS, demand for biodiesel made from soy oil will likely be reduced. If animal fat-based biodiesel demand increases as a result, animal fat prices may increase to the extent that we cannot produce animal fat-based biodiesel profitably. The results could significantly harm our revenues and financial performance and reduce the value of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 11, 2009, we held our 2009 Annual Meeting of Members for the purpose of electing directors. Votes were solicited in person and by proxy.
Three (3) director positions were open at our 2009 Annual Meeting of Members. John Geake, William Horan, and Dennis Mauser were nominated by the board of directors. The three nominees receiving the greatest number of votes were elected to serve until the 2012 Annual Meeting of Members. At the meeting, the Members cast votes for the following individuals:

Name	Votes For	Votes Against	Abstentions
John Geake	9,195	258
William Horan	8,473	504
Dennis Mauser	9,081	152
For the matter on which votes were entitled to be cast, there were 25 abstentions and no broker non-votes. There were 9,523 units voting.

The following directors will continue their terms:

Name	Term Expiration
Nile Ramsbottom	2010
Wayne Seaman	2010
Warren Bush	2011
Kevin Ross	2011
Item 5. Other Information.
None.
Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Asset Purchase Agreement between Western Iowa Energy, LLC, REG Newco, Inc., REG Wall Lake, LLC, and Renewable Energy Group, Inc. dated May 11, 2009.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: May 20, 2009	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: May 20, 2009	/s/ Denny Mauser
Denny Mauser
Treasurer and Director (Principal Financial and Accounting Officer)