Form 10-Q
period 2009-06-30
Western Iowa Energy, L.L.C.
filed 2009-08-19
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2009.
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
As of August 1, 2009, there were 26,447 membership units outstanding.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WESTERN IOWA ENERGY, LLC
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,344	$66,400
Margin deposits	787,234	285,295
Derivative instruments	—	61,360
Trade accounts receivable — related party	2,877,771	1,428,521
Other receivables	146,383	163,470
Incentive receivables	822,567	312,019
Inventory	4,895,139	4,510,457
Prepaid expenses	1,074,946	222,476

Total current assets	10,696,384	7,049,998

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,364,842
Office building and equipment	645,542	645,542
Plant and process equipment	33,689,782	33,683,185
Construction in progress	49,281	17,513

Total, at cost	35,749,447	35,711,082
Less accumulated depreciation	6,558,635	5,451,621

Total property, plant and equipment	29,190,812	30,259,461

OTHER ASSETS
Land options	596	596
Other investments	107,198	80,895
Loan origination fees, net of amortization	78,403	87,451

Total other assets	186,197	168,942

TOTAL ASSETS	$40,073,393	$37,478,401

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$2,213,022	$794,345
Related party	34,531	28,480
Current portion of long-term debt	1,909,722	2,729,110
Derivative instruments	210,146	—
Accrued interest	31,597	33,372
Accrued wages and benefits	95,707	71,570
Accrued payroll taxes	4,972	4,059
Accrued expenses — related party	—	117,620
Other current liabilities	46,079	46,079

Total current liabilities	4,545,776	3,824,635

LONG-TERM LIABILITIES
Long-term debt, less current portion above	9,488,333	6,725,056

Total liabilities	14,034,109	10,549,691

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	2,522,908	3,412,334

Total members’ equity	26,039,284	26,928,710

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$40,073,393	$37,478,401

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES
Related parties	$9,751,660	$24,355,790	$12,821,728	$39,257,659
Incentive funds	1,148,325	3,245,492	2,044,394	6,373,165

Total revenues	10,899,985	27,601,282	14,866,122	45,630,824

COST OF SALES	10,530,856	25,133,535	14,791,624	41,378,763

Gross profit	369,129	2,467,747	74,498	4,252,061

OPERATING EXPENSES
Consulting and professional fees	248,257	62,363	374,636	165,585
Office and administrative expenses	296,696	508,438	630,427	943,275

Total operating expenses	544,953	570,801	1,005,063	1,108,860

OTHER INCOME (EXPENSE)
Interest income	944	3,052	1,352	4,779
Interest expense	(85,054)	(224,780)	(176,947)	(501,173)
Grant income	—	—	100,000	—
Patronage dividends	—	—	116,734	156,404

Total other income (expense)	(84,110)	(221,728)	41,139	(339,990)

NET INCOME (LOSS)	$(259,934)	$1,675,218	$(889,426)	$2,803,211

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(9.83)	$63.34	$(33.63)	$105.99

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(889,426)	$2,803,211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,116,062	1,101,066
Provision for bad debts	—	36,750
Non cash portion of patronage dividends	(26,303)	(47,085)
Non cash forgiveness of debt	(100,000)	—
Effects of changes in operating assets and liabilities
Margin deposits	(501,939)	1,143,177
Trade accounts receivable — related party	(1,449,250)	2,224,007
Other receivables	17,087	(144,284)
Incentive receivables	(510,548)	(1,089,647)
Inventory	(384,682)	1,534,904
Derivative instruments	271,506	(1,955,212)
Prepaid expenses and other assets	(852,470)	(31,709)
Accounts payable	1,424,728	(809,007)
Accrued interest	(1,775)	(35,544)
Accrued wages and benefits	24,137	23,517
Accrued payroll taxes	913	12,243
Accrued expenses — related party	(117,620)	12,862
Other current liabilities	—	178,928

Net cash provided by (used in) operating activities	(1,979,580)	4,958,177

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(38,365)	(28,315)

Net cash used in investing activities	(38,365)	(28,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on revolving line of credit	—	(3,800,000)
Proceeds from long-term debt	7,927,000	(956,112)
Payments on long-term debt	(5,883,111)	—

Net cash provided by (used in) financing activities	2,043,889	(4,756,112)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,944	173,750

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,400	32,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,344	$205,798

See accompanying notes.

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $105,712 at June 30, 2009 and December 31, 2008.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at June 30, 2009 and December 31, 2008.

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three and six months ended June 30, 2009 and 2008 was $4,524 and $9,048, respectively.
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
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
Earnings (Loss) Per Unit
Earnings (loss) per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of June 30, 2009 and 2008, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
Current assets and current liabilities — The carrying value approximates fair value due to the short maturity of these items.
Long-term debt — The carrying amount of long-term obligations approximated fair value based on estimated interest rates for comparable debt.
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

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 as of April 1, 2009. The adoption of FSP 107-1 did not have a material effect on its financial statements and related disclosures.
In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 as of April 1, 2009. The adoption of SFAS 165 did not have a material effect on its financial statements and related disclosures.
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its financial statements and related disclosures.
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at June 30, 2009 and December 31, 2008 was $822,567 and $312,019, respectively.
NOTE 3 — INVENTORY
Inventory consists of the following:

	June 30,	December 31,
	2009	2008

Raw material	$1,392,276	$496,028
Work in process	263,583	541,530
Finished goods	3,239,280	3,472,899

Total	$4,895,139	$4,510,457

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre (which approximates fair value) payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of June 30, 2009, the Company has a remaining option to purchase approximately 34 acres.
NOTE 5 — DEBT AND FINANCING
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	June 30,	December 31,
	2009	2008

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below	$3,250,000	$4,150,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below	7,350,000	4,350,000

Note payable to the Iowa Department of Economic Development — see details below	222,500	337,500

Note payable to Glidden Rural Electric Cooperative — see details below	575,555	616,666

Total	11,398,055	9,454,166
Less current portion	1,909,722	2,729,110

Long-term portion	$9,488,333	$6,725,056

The estimated future maturities of long-term debt at June 30, 2009 are as follows:

2010	$1,909,722
2011	1,562,222
2012	1,912,222
2013	2,017,222
2014	1,882,223
Thereafter	2,114,444

Total	$11,398,055

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of June 30, 2009 and December 31, 2008. The commitments consist of a $10,000,000 term note and a $7,350,000 reducing revolving credit note and a $650,000 letter of credit. As of June 30, 2009 and December 31, 2008, the balance outstanding under the term note was $3,250,000 and $4,150,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of June 30, 2009 and December 31, 2008, the balance outstanding under the reducing revolving credit note was $7,350,000 and $4,350,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements provide for several different interest rate options including variable and fixed options (3.75% and 4.00% variable on the term note and revolving credit note, as of June 30, 2009 and December 31, 2008, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $650,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. Effective July 1, 2009, the letter of credit was reduced to $570,000 and was extended to June 30, 2010. The notes are secured by essentially all of the Company’s assets. At June 30, 2009, the Company had no available borrowings under the reducing revolving credit note.
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. The Company was not in compliance with the minimum net worth requirement for the period ending May 31, 2009 and obtained waiver for said violation. As of December 31, 2008 and for all other periods in 2009, except as noted above, the Company believes it is in compliance with said covenants.
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $222,500 and $337,500 at June 30, 2009 and December 31, 2008, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company was required to satisfy the terms of the agreement to receive a permanent waiver of the forgivable loan. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The forgiveness of the loan is reflected in other income in the accompanying statement of operations for the six months ended June 30, 2009. The loan is secured by a security agreement including essentially all of the Company’s assets.
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
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Six	Six
	Months	Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Cash paid for interest	$178,722	$536,717

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the three and six months ended June 30, 2009, the Company incurred service fees of $129,438 and $170,444, respectively. For the three months and six months ended June 30, 2008, the Company incurred service fees of $197,601 and $337,980, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the six months ended June 30, 2009 and 2008, the Company purchased feed stocks of $37,438 and $11,286,425, respectively, from these related parties. The amount payable to REG, Inc. as of June 30, 2009 and December 31, 2008 was $34,531 and $28,480, respectively.
The Company has recorded expense of $-0- and $178,928 for the net income bonus payable to REG, Inc. for the six months ended June 30, 2009 and 2008, respectively. The amount is included in accrued expenses in the accompanying balance sheet.
On April 7, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement.
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at June 30, 2009:

2010	$35,627
2011	35,627
2012	8,907

Total	$80,161

Lease expense for the three months and six months ended June 30, 2009 and 2008 was $8,907 and $17,814, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the six months ended June 30, 2009 and 2008, was $9,538 and $16,054, respectively.

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2009:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Input	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$132,598	$132,598	$—	$—

Financial liabilities:
Commodity derivatives	$(210,146)	$(210,146)	$—	$—

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

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. These agreements will expire throughout 2009.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of SFAS 133. At June 30, 2009 and December 31, 2008 the Company had net derivative assets (liabilities) of $(210,146) and $61,360 related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following tables provide information on the location and amounts of derivative fair values in the balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	June 30, 2009	June 30, 2009
Derivatives not designated as hedging under SFAS 133:
Commodity contracts — Heat Oil options and swaps	Current liabilities	$—	$210,146
During the six months ended June 30, 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of income as follows:

	Location of net loss	Net income (loss)
	recognized in	recognized in income on
	earnings on	derivative
	derivative activities	activities
Derivatives not designated as hedging instruments under SFAS 133
Commodity contracts — Soybean oil futures and Heat Oil options and swaps	Cost of sales	$(806,067)
The Company recorded an increase to cost of sales of $80,952 related to derivative contracts for the six months ending June 30, 2008.
NOTE 13 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, crude oil has ranged in price from the mid-$30 per barrel to a high of $147 per barrel on the NYMEX. We also have experienced a wide swing in the price of soybean oil: between 25¢ per pound and 70¢ per pound. Because the Company is able to process multiple feed stocks, they have been able to process lesser expensive animal fats and vegetable oils into biodiesel that meets ASTM D 6751 standards. As a result, for the year ended December 31, 2008, the Company’s net income was $1,842,709; and for the six months ended June 30, 2009, the Company incurred a net loss of $899,426. In addition, during the calendar year of 2008 and the first half of 2009, the Company repaid $3.8 million of its seasonal loan and approximately $2.7 million of its long-term obligations.

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
During the Company’s short history, they have had to deal with the lack of a direct correlation between the cost of its inputs and the selling price of the products that it produces. On the input side, it has to work within the Agricultural market; and on the output side, it has to work within the Energy market. Historically, there has been no consistent relationship between those two markets. Because of the relationship of our business within differing markets, it is necessary that our management stays abreast of the varying market conditions to determine the economic relationship that exists at any given time and under certain market conditions. Because of the subjectivity involved with the determination and relationships of market conditions, the uncertainties are exacerbated. The flexibility of the production facilities to process varying feed stocks adds to the Company’s ability to respond to the varying market conditions and to reduce some of the market uncertainties.
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
NOTE 15 — ASSET PURCHASE AGREEMENT
On May 11, 2009, the Company, entered into an asset purchase agreement with Renewable Energy Group, Inc., (“REG”), REG Newco, Inc., (“Newco”), and REG Wall Lake, LLC, a wholly owned subsidiary of Newco (“Wall Lake”) (collectively, with REG and Newco, the “REG Parties”) pursuant to which Wall Lake will acquire substantially all of the Company’s assets, assume certain liabilities, and thereafter operate the Company’s biodiesel production facility (the “transaction”). The Company’s assets that are to be acquired by Wall Lake under the asset purchase agreement include, without limitation, all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of the Company related to its biodiesel production business. The liabilities to be assumed by Wall Lake under the asset purchase agreement include, without limitation, accounts payable incurred in the ordinary course of business and certain indebtedness of the Company. In addition to this transaction, the asset purchase agreement contemplates the simultaneous closing of several other transactions, including REG’s merger with and into a wholly-owned subsidiary of Newco, with REG being the surviving entity, the acquisition by REG Newton, LLC, a wholly-owned subsidiary of Newco (“Newton”), of substantially all of the assets of, and Newton’s assumption of certain liabilities of, Central Iowa Energy, LLC, (“CIE”), and the merger of Blackhawk Biofuels, LLC, (“Blackhawk”) with and into REG Danville, LLC, a wholly-owned subsidiary of Newco (“Danville”), with Danville being the surviving entity.
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

WESTERN IOWA ENERGY, LLC
Wall Lake, Iowa
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
NOTE 16 — SUBSEQUENT EVENTS
Management evaluated subsequent events through August 18, 2009, the date the financial statements were available to be issued. Events or transactions occurring after June 30, 2009 but prior to August 18, 2009 that provided additional evidence about conditions that existed at June 30, 2009, have been recognized in the financial statements for the period ended June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended June 30, 2009, compared to the same period in fiscal year 2008. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2008.
Cautionary Statements Regarding Forward Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we may make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Competition with other manufacturers in the biodiesel industry;
•	The availability and adequacy of our cash flow to meet our requirements;
•	Results of our hedging strategies;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion, and operations;
•	Decrease in the demand for biodiesel;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on third parties to market our products;
•	Fluctuations in petroleum prices;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in our business strategy, capital improvement, or development plans;
•	Consequences of the domestic and global economic downturn and recent financial crisis;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or transportation industries;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;
•	Changes and advances in biodiesel production technology;
•	Our ability to continue to export our biodiesel;
•	Changes in federal, state, or local incentives for biodiesel production;
•	Changes to the rules related to the Renewable Fuels Standard;
•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Our ability to comply with the financial covenants in our loan agreements;
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
Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing, and operating a 30 million gallon biodiesel manufacturing facility in Sac County, Iowa. References to “we,” “us,” and “our” refer to Western Iowa Energy, LLC. Since May 2006, we have been engaged in the production of biodiesel and glycerin. We derive our revenues from the sale and distribution of our biodiesel and glycerin.
Our plant has an approximate production capacity of 30 million gallons of biodiesel per year and is able to pretreat crude vegetable oil and crude animal fats for use in the biodiesel production process. Our pretreatment systems permit us to use lower-cost feedstock, such as animal fats, in place of higher-cost feedstock, such as soybean oil, to optimize our profits.
REG, Inc. (“REG”) manages and directs general operations of our plant. Pursuant to our Agreement with REG, we incurred management and operational service fees of $170,444 and $337,980 for the six months ended June 30, 2009 and June 30, 2008, respectively. The amount payable as of June 30, 2009 was $34,531. On April 7, 2009, REG provided twelve months written notice of its intent to terminate its management and operational services agreement (“MOSA”) with us. On May 11, 2009, we entered into an Asset Purchase Agreement with REG providing for the sale of substantially all of our assets. On August 7, 2009, we entered into an Amended and Restated Asset Purchase Agreement with REG. The specifics of the Asset Purchase Agreement and the Amended and Restated Asset Purchase Agreement are discussed in detail under “Liquidity and Capital Resources — Proposed Asset Purchase Transaction with Renewable Energy Group, Inc.” Despite entering into the Asset Purchase Agreement and the Amended and Restated Asset Purchase Agreement with REG, WIE remains in control of the plant and continues to produce biodiesel until such time, if ever, that the sale to REG closes.
The Biodiesel Group, LLC (“TBG”) is an entity currently owned by Warren Bush, Denny Mauser, and William Horan. Tom Schroeder and Mark Muench were also owners of TBG through 2007. Each of the prior or current owners of TBG served or currently serves as a director on our board. Warren Bush, Denny Mauser, and William Horan currently serve as directors on our board. In addition to its principals serving on our board of directors, TBG provided consulting services, including assistance with negotiation of various contracts, assistance in the planning of our equity marketing effort, and assistance in securing debt financing services. During the quarter ended June 30, 2009, certain principals of TBG informed us that REG and TBG had an agreement, pursuant to which TBG received a total of $450,000 from REG for development services and expenses incurred in connection with the development of our plant and several other biodiesel projects. The $450,000 was paid by REG to TBG in several installments made from December 6, 2005 through October 12, 2007. It is our understanding that the October 12, 2007 payment was the last payment. Such payments may have given Messrs. Bush, Schroeder, Mauser, Horan, and Muench an interest in transactions between REG and Western Iowa Energy. As such, had we been informed by TBG and its principals of the agreement between REG and TBG at the time it was made, the agreement may have been disclosed in our previous reports.
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
The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Our plant is capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat prices have increased over the past several years. The primary animal fat that we used during the three months ended June 30, 2009 was choice white grease. During this period, approximately 86.25% of our total feedstock usage consisted of choice white grease, which represents a significant increase from the same period during 2008 when only 57.49% of our total feedstock usage was choice white grease. We expect our ability to utilize animal fat will decrease as we move into the fall and winter months because of increasing cold-flow concerns related to animal fat-based biodiesel.

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
During the second quarter of 2009, we operated on an as-ordered basis. We have operated on an as-ordered basis since November 2007. Under our as-ordered production philosophy, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. During the second quarter of 2009, we operated at an average of approximately 54.5% of our nameplate capacity. We expect to continue to operate on an as-ordered basis during the next fiscal quarter or until the date of closing under the Asset Purchase Agreement with REG; but based on historical trends, we expect our orders to decrease as we move into the fall and winter months as a result of blenders’ cold-flow concerns with animal-fat based biodiesel. We cannot guarantee continued orders for our biodiesel and, as a result, we may operate at a lower capacity than anticipated.
Results of Operations for the Three Months Ended June 30, 2009 and 2008
The following table shows the results of our operations for the three months ended June 30, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$10,899,985	100.00%	$27,601,282	100.00%

Cost of Sales	$10,530,856	96.61%	$25,133,535	91.06%

Gross Profit (Loss)	$369,129	3.39%	$2,467,747	8.94%

Operating Expenses	$544,953	5.00%	$570,801	2.07%

Other Income (Expense)	$(84,110)	(0.77%)	$(221,728)	(0.80%)

Net Income (Loss)	$(259,934)	(2.38%)	$1,675,218	6.07%

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids, and soapstock. The following table shows the sources of our revenues for the three months ended June 30, 2009 and 2008:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Biodiesel Sales	$10,419,976	95.6%	$26,644,958	96.5%
Glycerin Sales	$251,206	2.3%	$639,240	2.3%
Fatty Acid Sales and Soapstock Sales	$228,803	2.1%	$317,084	1.1%
Total Revenues	$10,899,985	100.0%	$27,601,282	100%

Revenues from operations for the three months ended June 30, 2009 decreased by approximately 60.51% compared to revenues from operations for the three months ended June 30, 2008. The decrease in revenues from period to period is due primarily to a decrease in the average price per gallon we received for the biodiesel sold and a decrease in our production of biodiesel. We reduced our production because of a decrease in the demand for biodiesel, which has resulted from the decline in the price of petroleum diesel, and the lack of sales to Europe as a result of anti-dumping and countervailing duties that the European Commission recently imposed on exports of biodiesel to Europe. The average biodiesel sale price we received for the three months ended June 30, 2009 was $1.835 less per gallon, or approximately 41% lower than the price per gallon received for the three months ended June 30, 2008. The decrease in the number of biodiesel gallons sold for the three months ended June 30, 2009 compared to the same period in 2008 is due primarily to the decrease in the price of petroleum diesel and the lack of sales to Europe.
Revenue from sales of glycerin decreased by approximately 61% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the reduced production of biodiesel. As of June 30, 2009, the average sale price for our glycerin has decreased by about 52% from its levels at June 30, 2008, or a decrease of $.066 per pound. Revenue from sales of fatty acids has decreased dramatically for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the reduced production of biodiesel.
Included within our net sales of biodiesel are incentive funds we received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the fiscal quarter ended June 30, 2009 was $1,148,325 as compared to $3,245,492 for the same quarter of 2008. This decrease in incentive funds received from period to period is largely a result of the decrease in the number of gallons of biodiesel sold from period to period.
Over the past year, biodiesel prices have decreased significantly because of declining energy prices. In general, biodiesel prices correlate to diesel fuel prices. In recent months, the price of petroleum-based diesel has declined significantly. According to the Energy Information Administration, Midwest diesel prices reached a peak of $4.70 per gallon during the week of July 14, 2008. As of July 13, 2009, Midwest diesel prices had declined to $2.51 per gallon, representing a decrease of 47% over the past year. As a result, we have seen declines in the price of biodiesel over the same period. According to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers, the price for B100 biodiesel in Iowa was approximately $2.75 to $2.87 per gallon for the week of July 10, 2009, compared with a price of $5.24 to $5.65 one year earlier, a decrease of approximately 50%.
The demand for biodiesel for the first half of the year has been reduced mainly due to a corresponding reduction in demand for all distillate products. Management expects demand to increase for the 3rd quarter as the distillate fuel market begins to show signs of recovery. Due to continued uncertainty related to the methods of administering the Renewable Fuels Standard (“RFS”), management has not included the increased demand resulting from the RFS in its projections for the balance of 2009. Management expects that colder weather will decrease demand for biodiesel during the 4th quarter of 2009.
A greater supply of biodiesel on the market from increased utilization of existing capacity could make it difficult for us to market our products at profitable prices. As of June 22, 2009, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.69 billion gallons per year, but that biodiesel producers are utilizing only an extremely limited amount of this capacity. In fact, despite the significant production capacity, the National Biodiesel Board reports that U.S. biodiesel producers produced only 700 million gallons of biodiesel in 2008, and that production in March 2009 actually declined. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. Accordingly, there is no assurance that the RFS will significantly increase demand for biodiesel or that additional production of biodiesel and biomass-based diesel will not outstrip any additional demand for biodiesel that the RFS might generate. If the demand for biodiesel does not grow at or exceed the pace of increases in supply, we expect the price for biodiesel to decline in the long-term.

Cost of Sales
Our cost of sales for our products increased as a percentage of our revenues from 91.06% of our revenues for the three months ended June 30, 2008, to 96.61% of our revenues for the three months ended June 30, 2009. This increase is primarily due to lower production rates while fixed costs remained the same.
Increased demand for animal fats or soybean oil from increased biodiesel production or other factors could push animal fat and soybean oil prices higher than currently anticipated. Animal fat prices peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their recent peak, animal fat prices are nonetheless higher than their historical average. Our animal fat costs for the three months ended June 30, 2009 were approximately 41% lower than animal fat costs for the same period in 2008. As of June 30, 2009, the price we paid for our primary animal fat, choice white grease, was 30.0 cents per pound. By contrast, in June 2008, we paid 48.5 cents per pound for choice white grease. Currently, animal fats prices remain less than soybean oil prices. Despite the decrease in animal fats prices, our cost of sales as a percentage of revenue has not declined due to lower production rates while fixed costs have remained the same. We anticipate that we will utilize less animal fats as we move into the fall and winter months due to increased cold-flow concerns. Although price fluctuations for soybean oil have been extremely volatile in recent months, we have used no soybean oil since January 2009.
The cost of methanol, another input into the biodiesel production process, has decreased from record-level highs caused by a shortage of methanol during the first quarter of 2008. During the three months ended June 30, 2009, we paid approximately 57% less per pound of methanol than we paid during the same period in 2008. We expect this decrease in the price of methanol to continue to have a positive impact on our cost of goods sold in the future.
For the last several years, natural gas prices have exceeded historical averages, although in 2009 these prices have decreased to more normal levels. During the three months ended June 30, 2009, we paid approximately 47% less per therm for natural gas than we paid during the same period in 2008, which should continue to positively impact our profit margins going forward. WIE has taken a proactive approach in the price we pay for natural gas. WIE works with a third party that purchases natural gas for the City of Wall Lake to purchase and schedule natural gas more economically and efficiently. We have also negotiated a lower transportation rate with the City of Wall Lake. We believe that these measures have saved WIE approximately 15% to 20% in its cost of natural gas as part of the overall decrease we have experienced.
Operating Expense
Our operating expenses as a percentage of revenues were higher for the three-month period ended June 30, 2009 than they were for the three-month period ended June 30, 2008. This increase was due to lower production levels while fixed costs remained the same. We expect that going forward our operating expenses will remain consistent if plant production levels remain consistent or as projected. If our level of production decreases, however, our operating expenses as a percentage of revenue may increase as a result of fixed costs that do not decrease in correlation with our level of production.
Other Income (Expenses)
Our other income and expenses for the three months ended June 30, 2009, decreased from a net other expense of $221,728, or 0.80% of revenues, as of June 30, 2008, to a net other expense of $84,110, or 0.77% of revenues, as of June 30, 2009. This change resulted primarily from a reduction in our interest expense from $224,780 for the three months ended June 30, 2008, to $85,054 for the three months ended June 30, 2009. The reduction in our interest expense resulted primarily from reducing the outstanding balance under our revolving line of credit to zero.

Results of Operations for the Six Months Ended June 30, 2009 and 2008
The following table shows the results of our operations for the six months ended June 30, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$14,866,122	100.00%	$45,630,824	100.00%

Cost of Sales	$14,791,624	99.50%	$41,378,763	90.68%

Gross Profit (Loss)	$74,498	0.50%	$4,252,061	9.32%

Operating Expenses	$1,005,063	6.76%	$1,108,860	2.43%

Other Income (Expense)	$41,139	0.28%	$(339,990)	(0.75%)

Net Income (Loss)	$(889,426)	(5.98%)	$2,803,211	6.14%

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids, and soapstock. The following table shows the sources of our revenues for the six months ended June 30, 2009 and 2008:

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$14,229,055	95.7%	$43,899,438	96.2%
Glycerin Sales	$339,209	2.3%	$1,271,603	2.8%
Fatty Acid Sales and Soapstock Sales	$297,858	2.0%	$459,783	1.0%
Total Revenues	$14,866,122	100.0%	$45,630,824	100%
Revenues from operations for the six months ended June 30, 2009 decreased by approximately 67.42% compared to revenues from operations for the six months ended June 30, 2008. The decrease in revenues from period to period is due to a decrease in the average price per gallon we received for biodiesel sold, a decrease in the sales price of glycerin, and a decrease in our production of biodiesel. We reduced our production because of a decrease in the demand for biodiesel, which has resulted from the decline in the price of petroleum diesel, and the lack of sales to Europe. The amount of incentive funds that we received from the federal government for sales of 99.9% biodiesel also decreased during the six months ended June 30, 2009 compared to the same period in 2008 because of the decrease in the number of gallons of biodiesel sold from period to period.
Cost of Sales
Our cost of sales for our products increased as a percentage of our revenues from 90.68% of our revenues for the six months ended June 30, 2008, to 99.5% of our revenues for the six months ended June 30, 2009. This increase is primarily due to lower production and sale of biodiesel while fixed costs remained the same.

Operating Expense
Our operating expenses as a percentage of revenues were higher for the six-month period ended June 30, 2009 than they were for the six-month period ended June 30, 2008. This increase was due to lower production levels while fixed costs remained the same.
Other Income (Expenses)
Our other income and expenses for the six months ended June 30, 2009, increased from a net expense of $339,990 or 0.75% of revenues, as of June 30, 2008, to a net income of $41,139, or 0.28% of revenues, as of June 30, 2009. This change resulted primarily from a reduction in our interest expense because of the reduction of the outstanding balance under our revolving line of credit to zero during the second quarter of 2008. The change from a net other expense to a net other income also resulted from our recognition of grant income in the amount of $100,000 that resulted from the forgiveness of a forgivable loan from the Iowa Department of Economic Development.
Changes in Financial Condition for the Six Months Ended June 30, 2009
The following table highlights the changes in our financial condition for the six months ended June 30, 2009:

	June 30,	December 31,
	2009	2008
Current Assets	$10,696,384	$7,049,998
Current Liabilities	$4,545,776	$3,824,635
Long-Term Debt	$9,488,333	$6,725,056
Members’ Equity	$26,039,284	$26,928,710
Current Assets. The increase in current assets from $7,049,998 as of December 31, 2008, to $10,696,384 as of June 30, 2009, is a direct result of increased trade accounts receivable and an increase in prepaid expenses, which consisted primarily of prepaid feedstocks brought in by rail.
Current Liabilities. Our current liabilities increased by $721,141 during the six months ended June 30, 2009 as compared to December 31, 2008, due to an increase in trade accounts payable. Our trade accounts payable were $2,213,022 at June 30, 2009 compared to $794,345 at December 31, 2008. The increase in our trade accounts payable resulted from a change in our feedstock purchasing. During the fiscal year ended December 31, 2008, we generally pre-paid for all feedstock purchases. During the six months ended June 30, 2009, however, we typically paid for feedstock purchases following delivery.
Long-Term Debt. The increase in our long-term debt, net of current maturities, at June 30, 2009, as compared to December 31, 2008, was due to an increase in the balance under our reducing revolving credit note with Farm Credit Services. As of June 30, 2009, we had made payments totaling $900,000 to Farm Credit Services, satisfying all 2009 quarterly payments under our loan agreement. Additionally, we borrowed $3,000,000 under our revolving loan for prepaid purchases of feedstock brought in by rail.
Members’ Equity. Members’ contributions for June 30, 2009 and December 31, 2008 are $23,516,376. Retained earnings as of June 30, 2009 are $2,522,908 compared to $3,412,334 at December 31, 2008 due to a net loss in the first quarter. Total members’ equity as of June 30, 2009, decreased by $889,426 as compared to December 31, 2008.

Liquidity and Capital Resources
Cash Flows
The following table shows cash flows for the six months ended June 30, 2009 and 2008:

	2009	2008
Net cash provided by (used in) operating activities	$(1,979,580)	$4,958,177
Net cash used in investing activities	$(38,365)	$(28,315)
Net cash provided by (used in) financing activities	$2,043,889	$(4,756,112)

Net increase in cash and equivalents	$25,944	$173,750

Operating Cash Flows
For the six months ended June 30, 2009, cash provided by operating activities decreased by $6,937,757 compared to the six months ended June 30, 2008. This decrease was primarily the result of a net loss during the period. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.
Investing Cash Flows
For the six months ended June 30, 2009, cash used in investing activities increased by $10,050 compared to the six months ended June 30, 2008. This increase in cash used resulted from an increase in expenditures for property, plant, and equipment during the six months ended June 30, 2009.
Financing Cash Flows
For the six months ended June 30, 2009, cash provided by (used in) financing activities increased $6,800,001, compared to the six months ended June 30, 2008. This increase resulted from proceeds from our long-term debt in the amount of $7,927,000 and payments on our long-term debt in the amount of $5,883,111.
Indebtedness
Short-Term Debt Sources
We maintained a supplemental line of credit with Farm Credit Services of America, FLCA (“Farm Credit”) to finance short-term working capital requirements. The aggregate amount available under the supplemental revolving loan was the lesser of (1) $4,000,000 or (2) the borrowing base as calculated pursuant to our credit facility with Farm Credit. The credit facility with Farm Credit provided several different interest options for the supplemental line of credit and we paid interest on the unpaid balance of the line in accordance with the interest rate option selected at the time we requested a draw on the line. The supplemental line of credit was set to expire on July 1, 2009. On May 11, 2009, WIE cancelled the supplemental line of credit, which was a condition to Farm Credit’s consent to the consolidation with REG, which is discussed below. CoBank, as administrative agent for Farm Credit under our Master Loan Agreement with Farm Credit, granted its consent to the consolidation on May 11, 2009. WIE had no outstanding balance on the supplemental line of credit at the time of its cancellation.
In addition, we have obtained a $650,000 declining balance standby irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative (“Glidden REC”) as security for our loan with Glidden REC. The letter of credit was set to expire on June 30, 2009, but was extended for a period of one year at the lower amount of $570,000. The letter of credit will now expire on June 30, 2010.
Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to a Master Loan Agreement (“MLA”). Our financing agreement with Farm Credit provides for a term loan in the amount of $10,000,000 pursuant to a Construction and Term Loan Supplement to the MLA (the “Term Loan Supplement”). It also provides for a revolving term loan in an amount not to exceed $8,000,000 pursuant to a Construction and Revolving Term Loan Supplement to the MLA (the “Revolving Loan Supplement”). As of June 30, 2009, the balance outstanding on our term loan is $3,250,000. At June 30, 2009, the balance outstanding under the revolving term loan was $7,350,000. As of July 31, 2009 the balance outstanding under the revolving term loan is $5,250,000.

On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden REC for a $740,000 no interest loan to fund operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of June 30, 2009 was $575,555.
We have obtained subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development (“IDED”). The subordinated debt financing included a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we were required to meet certain production and operations criteria. On April 30, 2009, IDED notified WIE that WIE had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan. The balance that is outstanding on the zero-interest deferred loan at June 30, 2009 is $222,500.
Amended and Restated Asset Purchase Agreement with Renewable Energy Group, Inc.
On August 7, 2009 the Company entered into an Amended and Restated Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Wall Lake, LLC, a wholly-owned subsidiary of Newco and an Iowa limited liability company (“REG Wall Lake”), having an effective date of May 11, 2009 (the “Amended and Restated Asset Purchase Agreement”) which supersedes the original Asset Purchase Agreement between the parties dated May 11, 2009 and pursuant to which the Company anticipates consolidating its business and operations with REG under Newco (the “Transaction”). REG currently provides biodiesel plant management, feedstock procurement and product marketing services under our MOSA. The proposed consolidation will occur through the acquisition by REG Wall Lake of substantially all of the Company’s assets and certain liabilities. The Amended and Restated Asset Purchase Agreement also contemplates the potential consolidation of the business and operations of two other biodiesel plants, Central Iowa Energy, LLC (“CIE”) and Blackhawk Biofuels, LLC (“Blackhawk”), under Newco.
Under the Amended and Restated Asset Purchase Agreement, the Company will receive in consideration of the Transaction an aggregate of 7,097,562 shares of Common Stock of Newco and 264,003 shares of Preferred Stock of Newco (subject to adjustment for fractional shares for distribution to unit holders as provided below). Based on the assumption that the Transaction and the other consolidation transactions involving CIE and Blackhawk close, the Company will hold in the aggregate approximately 1.92% of the total issued and outstanding shares of Newco Preferred Stock and approximately 19.11% of the issued and outstanding shares of Newco Common Stock. The Company expects to distribute two percent of these Newco shares to its financial advisor for certain financial advisory services rendered in connection with the Transaction and the Company may also be required to liquidate or hold back additional Newco shares to satisfy any creditors of the Company that remain following the close of the Transaction. It is expected that the balance of the Company’s Newco shares will be distributed to the Company’s unit holders in proportion to their respective positive capital account balances in connection with the Company’s anticipated dissolution, liquidation and winding up following the close of the Transaction. The Company plans to seek unit holder approval of the Company’s dissolution, liquidation and winding up at the same time it seeks unit holder approval of the Transaction; however, such approval is not a condition to closing of the Transaction. If the requisite unit holder approval for the Company’s dissolution, liquidation and winding up is not obtained at the time the Transaction is approved by the unit holders, the Company expects to seek such unit holder approval at a later date, although there can be no assurances that it will be obtained. Upon receipt of the requisite unit holder approval, the Company plans to dissolve, liquidate, wind up and terminate its existence as soon as is reasonably practicable. Until the Company is dissolved and its existence is terminated, Newco has agreed to pay certain mutually agreeable ongoing costs related to the Company for a period up to six months following closing of the Transaction.
The closing of the Transaction is subject to variety of conditions to closing, including without limitation the receipt of certain regulatory approvals and the approval of the Transaction by the Company’s unit holders and REG’s shareholders. Closing of the Transaction is conditioned upon REG’s consolidation with Newco but not upon the closing of the CIE or Blackhawk consolidations. There can be no assurances that the Transaction will ever close. A copy of the Amended and Restated Asset Purchase Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q for the period ended June 30, 2009. The foregoing description of the Amended and Restated Asset Purchase Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Asset Purchase Agreement.

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
Our risk management committee oversees our risk management practices and provides open communication among management, REG, and the board of directors regarding market risk. The risk management committee takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment, and control of various risks.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and supplemental revolving loan with Farm Credit. Specifically, we have $10,600,000 outstanding in variable rate debt as of June 30, 2009. The specifics of the line of credit and revolving loan are discussed in detail in “Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable	Interest Rate at	Adverse 10% Change in	Annual Adverse Change
Rate Debt at 6/30/09	June 30, 2009	Interest Rates	to Income
$3,250,000	4.0%	4.4%	$13,000
$7,350,000	4.0%	4.4%	$29,400
Commodity Price Risk
We are also exposed to market risk from commodity prices. Exposure to commodity price risk results from our dependence on animal fats, soybean oil, and natural gas in the biodiesel production process. We are also exposed to biodiesel and glycerin price risks as our revenues consist primarily of biodiesel sales and glycerin sales. Currently, we seek to minimize the risks from fluctuations in the price of soybean oil and biodiesel by using derivative instruments such as cash, futures, and option contracts for soybean oil and home heating oil. There is currently no futures market for biodiesel. Instead, we use home heating oil derivatives. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market. Currently, we are unable to manage our price risk for animal fats as there are no futures contracts available for animal fats, and animal fats suppliers are, to date, unwilling to enter into long-term contracts for animal fats.
In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The extent to which we enter into cash, futures, or option contracts varies substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers or suppliers to purchase biodiesel or glycerin or to sell us raw materials on a fixed basis, our views as to future market trends, seasonal factors and the costs of futures contracts.
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At June 30, 2009 and December 31, 2008, we recorded a net asset for derivative instruments of $0 and $61,360, respectively.
Several variables could affect the extent to which price fluctuations in the cost of soybean oil and biodiesel impact our derivative instruments. However, it is unlikely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on the market movements, crop prospects, and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for the Company.
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of June 30, 2009 and June 30, 2008, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change —
	Fair Value	Market Risk
June 30, 2009	$7,950,329	$795,032

June 30, 2008	$3,896,059	$389,606

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (President) and Chief Financial Officer (Treasurer), as appropriate, to allow for timely decisions regarding required disclosures.
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were effective and they identified no material weaknesses in such disclosure controls and procedures. During their evaluation of our disclosure controls and procedures for the fiscal year ended December 31, 2008, however, they determined that the financial statements prepared for that fiscal year failed to account for a change in our SEC reporting status from the previous fiscal year. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may have been considered to be “material weaknesses.” Management contacted our accounting firm to ensure that future financial statements comply with the specific requirements for issuers of our reporting status. Management has observed no additional material weaknesses in our disclosure controls and procedures during the three months ended June 30, 2009.
Changes in Internal Controls
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
REG’s termination of the MOSA could cause a material adverse effect on our ability to produce, sell, and market biodiesel. REG currently manages and directs the general operations of our plant pursuant to a Management and Operational Services Agreement (“MOSA”). Pursuant to the MOSA, REG provides us with overall management, sales and marketing, and feedstock and chemical procurement services. We are very reliant on REG for these services, as we have no relationships with any other parties with respect to the performance of these services. However, on April 7, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. The Company expects the MOSA to terminate as of May 1, 2010. REG indicated that its determination to terminate the MOSA stems from changes in the biodiesel market generally since the parties originally entered into the MOSA. The Company, REG, and certain entities affiliated with REG subsequently entered into an agreement for a proposed asset purchase transaction pursuant to which an REG affiliate proposes to acquire substantially all of the Company’s assets and assume certain liabilities of the Company. In the event the proposed asset purchase transaction is consummated, the Company does not expect to enter into another MOSA agreement. However, in the event the proposed asset purchase transaction is not consummated, the Company’s inability to negotiate a new MOSA with REG on mutually beneficial terms could have a material adverse effect on the Company due to its significant reliance on REG for the management of the plant, procurement of inputs necessary to produce biodiesel, the sales and marketing of the biodiesel and co-products produced at its plant, and other administrative functions performed by REG. In such event, the Company may be forced to find one or more alternative persons to provide the management, procurement, and sales and marketing services previously performed by REG under the MOSA; however, there can be no assurance that the Company would be able to contract with another third party to provide management, sales, and marketing services on terms favorable to the Company, or at all. Any lack of a provider for these services would have a negative impact on our revenues. Accordingly, REG’s termination of the MOSA could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment.

The asset purchase agreement entered into by the Company’s board of directors, REG, and certain other REG affiliates is subject to a variety of closing conditions and may not close. On August 7, 2009 the Company entered into an Amended and Restated Asset Purchase Agreement pursuant to which the Company will consolidate its business and operations with REG under a newly formed holding company, REG Newco, Inc., a Delaware corporation. The Company thereafter intends to dissolve, liquidate and wind up as soon as immediately practicable following the receipt of the requisite unit holder approval for the same and the close of the consolidation transaction. The proposed consolidation transaction, however, is subject to multiple closing conditions, including the certain regulatory approvals and the approval of the Company’s unit holders and REG’s shareholders, among other conditions. In the event that any one or more of the conditions to closing are not satisfied or any event giving rise to a party’s right to terminate the agreement arises, the consolidation transaction may not close.
Even if the transactions contemplated by the asset purchase agreement are consummated, the combined company may not successfully integrate the businesses of REG, CIE, WIE, and Blackhawk and may not realize the anticipated benefits of the consolidation. Achieving the anticipated potential benefits of the consolidation will depend in part on the successful integration of the operations and personnel of REG, CIE, WIE, and Blackhawk in a timely and efficient manner to minimize the impact on customers, employees, and management. The combined company will face significant challenges in integrating the organizations and operations in a timely and efficient manner. Some of the challenges involved in this integration include:
•	demonstrating to the customers of REG, CIE, WIE, and Blackhawk that the consolidation will not result in adverse changes in biodiesel quality, customer service standards, or business focus;
•	consolidating and rationalizing corporate administrative infrastructures;
•	coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company;
•	coordinating the supply chains; and
•	preserving important relationships and resolving potential conflicts that may arise.
This integration will be a complex, time-consuming, and expensive process and may harm REG’s, CIE’s, WIE’s, or Blackhawk’s business, financial condition, and results of operations. It is not certain that Newco can successfully integrate REG, CIE, WIE, and Blackhawk in a timely manner, or at all, or that any of the anticipated potential benefits of the consolidation will be realized. Failure to do so could have a material adverse effect on the revenues, expenses, and the operating results and cash resources of the combined company and could result in the Company’s members not achieving the anticipated potential benefits of the consolidation.
The EPA’s recent finding that soy-based biodiesel does not meet the requirements under the RFS to reduce greenhouse emissions could reduce demand for soy-based biodiesel and reduce our profitability. The EPA recently issued findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional biodiesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. If soy-based biodiesel does not count towards the RFS, demand for biodiesel made from soy oil will likely be reduced. If animal fat-based biodiesel demand increases as a result, animal fat prices may increase to the extent that we cannot produce animal fat-based biodiesel profitably. The results could significantly harm our revenues and financial performance and reduce the value of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit

2.1	Amended and Restated Asset Purchase Agreement between WIE and REG

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: August 19, 2009	/s/ William J. Horan
William J. Horan
Chairman, President and Director
(Principal Executive Officer)

Date: August 19, 2009	/s/ Joe Neppl
Joe Neppl
Chief Financial Officer
(Principal Financial and Accounting Officer)