Form 10-K/A
period 2008-12-31
Western Iowa Energy, L.L.C.
filed 2009-09-10
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission file number 000-51965
WESTERN IOWA ENERGY, LLC
(Exact name of registrant in its charter)

Iowa (State or other jurisdiction of	41-2143913 (I.R.S. Employer Identification No.)
incorporation or organization)

1220 S. CENTER STREET, P.O BOX 399
WALL LAKE, IOWA	51466
(Address of principal executive offices)	(Zip Code)
(712) 664-2173
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Limited Liability Company Membership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note Regarding Amendment No. 1
This Amendment No. 1 to the Annual Report on Form 10-K of Western Iowa Energy, LLC (the “Company”) for the fiscal year ended December 31, 2008, is being filed for the purpose of amending Item 13 Certain Relationships and Related Transactions and Director Independence. The Company recently received information regarding a compensation arrangement between an entity owned by several of our directors and REG, which has served as our general contractor and provides management services for our biodiesel plant. This Amendment No. 1 serves to provide disclosure regarding this arrangement. Where items were incorporated by reference to the Company’s proxy statement on Schedule 14A, the entire text of such item is reproduced herein. The remainder of the Company’s Form 10-K is unchanged and is not reproduced in this Amendment No. 1.
This report speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original reporting date. Accordingly, in conjunction with reading this Form 10-K/A, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The following is a discussion of the transactions we have engaged in during the past three years or plan to engage in with related parties:
Transactions with REG
We entered into a design-build agreement with our general contractor, REG, LLC. We paid REG, LLC over $30,000,000 under this agreement. In 2005, we entered into an oral agreement with REG, LLC. The agreement required us to issue 1,000 membership units in a private placement to REG, LLC in exchange for a $1,000,000 deduction from the final retainage payable to REG, LLC. In July 2006, we issued 500 membership units to REG, LLC. REG, LLC subsequently assigned its interest in the design-build agreement to REG, Inc. (“REG”). The remaining 500 units were issued to REG on January 25, 2007 (effective December 31, 2006). Nile Ramsbottom is the President of REG and is also one of our Directors.
On May 9, 2005, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management, sales and marketing and feedstock procurement services to our plant. On September 21, 2006, West Central assigned the agreement to REG, whereby REG agreed to perform all duties and discharge all obligations as set forth in the Management and Operational Services Agreement. As defined in the Management and Operational Services Agreement, we pay a fee based upon the number of gallons of biodiesel produced as compensation for our General Manager and Operations Manager who are provided by REG. In addition, we pay REG a monthly feedstock procurement fee based upon the amount of feedstock procured and a chemical procurement fee based upon the amount of biodiesel we produce monthly. Our marketing fee for biodiesel, glycerin and fatty acids is based upon the number of gallons of biodiesel marketed monthly. Finally, we are required to pay a yearly income bonus equal to a certain percentage of our net income as defined in the Management and Operational Services Agreement.
The Biodiesel Group, LLC (“TBG”) is an entity currently owned by Warren Bush, Denny Mauser, and William Horan. Tom Schroeder and Mark Muench were also owners of TBG through 2007. Each of the prior or current owners of TBG has served or currently serves as a director on our board. Warren Bush, Denny Mauser, and William Horan currently serve as directors on our board. During the quarter ended June 30, 2009, certain principals of TBG informed us that REG and TBG had an agreement, pursuant to which TBG received a total of $450,000 from REG for development services and expenses incurred in connection with the development of several biodiesel projects. The $450,000 was paid by REG to TBG in several installments made from December 6, 2005 through October 12, 2007. It is our understanding that the October 12, 2007 payment was the last payment. Such payments may have given Messrs. Bush, Schroeder, Mauser, Horan, and Muench an interest in transactions between REG and Western Iowa Energy.
The Board of Directors reviews all transactions with related parties, as that term is defined in Item 404 of SEC Regulation S-K, or any transaction in which related persons have an indirect interest. The Company’s Operating Agreement includes a written policy that requires that any such related-party transaction be made on terms and conditions which are no less favorable to the Company than if the transaction had been made with an independent third party. Further, our Operating Agreement requires our Directors to disclose any potential financial interest in any transaction being considered by the Board of Directors.
Board Independence
We do not have a majority of independent Directors as defined by NASDAQ Rule 4200. The independent Directors include Warren Bush (chairman of the Audit Committee) and Wayne Seaman (member of the Audit Committee). William Horan, John Geake (member of Audit Committee), Kevin Ross, and Dennis Mauser, are not considered independent under NASDAQ Rule 4200 due to their status as Chairman, Vice-Chairman, Secretary and Treasurer of the Company, respectively. Nile Ramsbottom is the President of REG. Pursuant to a Management and Operational Services Agreement, REG manages our plant, procures feedstock and chemical inputs for our plant, and markets our biodiesel and glycerin. Our payments to REG for property and services exceeded five percent (5%) of our consolidated gross revenues during the last three fiscal years, so Nile Ramsbottom is not considered to be an independent director as defined by NASDAQ Rule 4200.

In making the determination that Warren Bush and Wayne Seaman are independent Directors pursuant to NASDAQ Rule 4200, the Board relied upon Annual Director and Officer Questionnaires provided by the Directors and other knowledge the Board may have had.
The Audit Committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, a majority of our Audit Committee, including Warren Bush, Wayne Seaman, and John Morrow, the financial expert on the Audit Committee, is independent within the definition of independence provided by NASDAQ rules 4200 and 4350. John Geake is not an independent member of our Audit Committee as he is an executive officer of the Company.
A nominating committee would be exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, with the exception of William Horan, John Geake, Dennis Mauser and Kevin Ross, who each serves as an executive officer of the Company, all of the members of our Board of Directors are independent within the definition of independence provided by NASDAQ Rule 4200.
The Board of Directors has not established a committee specifically entitled “compensation committee.” Our Board of Directors performs the same tasks usually performed by a compensation committee. Two of the Directors are independent within the definition of independence provided by NASDAQ Rule 4200. The remaining Directors are not independent due to their status as officers of the Company (William Horan, John Geake, Kevin Ross, and Dennis Mauser) or due to our relationship with REG (Nile Ramsbottom). Each Director has a role in proposing and evaluating the compensation of Directors and officers.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: September 9, 2009	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: September 9, 2009	/s/ Joe Neppl
Joe Neppl
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 9, 2009	/s/ William J. Horan
William J. Horan, Chairman, President,
Director (Principal Executive Officer)

Date: September 9, 2009	/s/ Kevin J. Ross
Kevin J. Ross, Secretary and Director

Date: September 9, 2009	/s/ John Geake
John Geake, Vice-Chairman and Director

Date: September 9, 2009	/s/ Warren L. Bush
Warren L. Bush, Director

Date: September 9, 2009	/s/ Wayne Seaman
Wayne Seaman, Director

Date: September 9, 2009	/s/ Nile Ramsbottom
Nile Ramsbottom, Director

5