Form 10-K/A
period 2008-12-31
Western Iowa Energy, L.L.C.
filed 2009-11-05
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _________ to _________
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

☐	Large accelerated filer	☐	Accelerated filer
☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company
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

Explanatory Note Regarding Amendment No. 2
This Amendment No. 2 to the Annual Report on Form 10-K of Western Iowa Energy, LLC (the “Company”) for the fiscal year ended December 31, 2008, is being filed for the purpose of amending Item 9A(T), Controls and Procedures. In the Annual Report on Form 10-K, management identified a material weakness in the Company’s internal control over financial reporting, but concluded that internal controls over financial reporting were effective as of December 31, 2008. Management has concluded that in light of this material weakness, the Company should have concluded that its internal control over financial reporting was not effective as of December 31, 2008. This Amendment No. 2 clarifies that the Company’s internal control over financial reporting was not effective as of December 31, 2008.
This Amendment No. 2 also provides the full definition of “disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e) and as requested in a letter dated September 4, 2009 from the SEC staff related to the Registration Statement on Form S-4 of REG Newco, Inc., which has proposed an acquisition of substantially all of the Company’s assets. The remainder of the Company’s Form 10-K is unchanged and is not reproduced in this Amendment No. 2.
This report speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original reporting date. Accordingly, in conjunction with reading this Form 10-K/A, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filings.

ITEM 9A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our principal executive officer, William J. Horan, along with our principal financial and accounting officer, Joe Neppl, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Disclosure controls and procedures are defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective as of December 31, 2008.
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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this evaluation, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, management has noted that the financial statements prepared for the fiscal year ended December 31, 2008, failed to account for a change in our SEC reporting status from the previous fiscal year. Management believes that this is a material weakness in our internal controls. Management has contacted our accounting firm to ensure that future financial statements comply with the specific requirements for issuers of our reporting status. Based on this evaluation, our management concluded that, as of December 31, 2008, our integrated controls over financial reporting were not effective based on the criteria of the COSO framework.
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
Changes in Internal Control Over Financial Reporting
Our management, consisting of our principal executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2008 and except as disclosed above, there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

WESTERN IOWA ENERGY, LLC
Date: November 3, 2009	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: November 3, 2009	/s/ Joe Neppl
Joe Neppl Chief Financial Officer (Principal Financial and Accounting Officer)

4