Form 10-Q
period 2009-09-30
Western Iowa Energy, L.L.C.
filed 2009-11-16
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended September 30, 2009.
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

(712) 664-2173
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of October 1, 2009, there were 26,447 membership units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN IOWA ENERGY, LLC
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,706	$66,400
Margin deposits	139,712	285,295
Derivative instruments	23,958	61,360
Trade accounts receivable — related party	2,606,423	1,428,521
Other receivables	115,678	163,470
Incentive receivables	215,882	312,019
Inventory	3,224,747	4,510,457
Prepaid expenses	211,892	222,476

Total current assets	6,613,998	7,049,998

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,364,842
Office building and equipment	645,542	645,542
Plant and process equipment	33,827,128	33,683,185
Construction in progress	9,610	17,513

Total, at cost	35,847,122	35,711,082
Less accumulated depreciation	7,114,439	5,451,621

Total property, plant and equipment	28,732,683	30,259,461

OTHER ASSETS
Land options	596	596
Other investments	107,198	80,895
Loan origination fees, net of amortization	73,878	87,451

Total other assets	181,672	168,942

TOTAL ASSETS	$35,528,353	$37,478,401

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$1,417,637	$794,345
Related party	103,379	28,480
Current portion of long-term debt	1,909,722	2,729,110
Accrued interest	21,582	33,372
Accrued wages and benefits	108,039	71,570
Accrued payroll taxes	4,267	4,059
Accrued expenses — related party	14,656	117,620
Other current liabilities	50,473	46,079

Total current liabilities	3,629,755	3,824,635

LONG-TERM LIABILITIES
Long-term debt, less current portion above	4,740,277	6,725,056

Total liabilities	8,370,032	10,549,691

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	3,641,945	3,412,334

Total members’ equity	27,158,321	26,928,710

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$35,528,353	$37,478,401

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES
Related parties	$16,026,679	$24,164,179	$28,848,407	$63,421,838
Incentive funds	1,011,205	2,074,436	3,055,599	8,447,601

Total revenues	17,037,884	26,238,615	31,904,006	71,869,439

COST OF SALES	15,430,919	24,146,046	30,222,543	65,524,809

Gross profit	1,606,965	2,092,569	1,681,463	6,344,630

OPERATING EXPENSES
Consulting and professional fees	152,300	40,238	526,936	205,823
Office and administrative expenses	389,135	537,128	1,019,562	1,480,403

Total operating expenses	541,435	577,366	1,546,498	1,686,226

OTHER INCOME (EXPENSE)
Interest income	1,338	3,782	2,690	8,561
Interest expense	(79,356)	(141,206)	(256,303)	(642,379)
Grant income	131,525	—	231,525	—
Patronage dividends	—	—	116,734	156,404

Total other income (expense)	53,507	(137,424)	94,646	(477,414)

NET INCOME	$1,119,037	$1,377,779	$229,611	$4,180,990

BASIC AND DILUTED EARNINGS PER UNIT	$42.31	$52.10	$8.68	$158.09

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229,611	$4,180,990
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,676,391	1,651,444
Provision for bad debts	—	58,424
Non cash portion of patronage dividends	(26,303)	(47,085)
Non cash forgiveness of debt	(100,000)	—
Effects of changes in operating assets and liabilities
Margin deposits	145,583	632,694
Trade accounts receivable — related party	(1,177,902)	3,517,057
Other receivables	47,792	(177,024)
Incentive receivables	96,137	81,211
Inventory	1,285,710	1,098,532
Derivative instruments	37,402	(2,107,872)
Prepaid expenses and other assets	10,584	(170,571)
Accounts payable	698,191	(2,070,516)
Accrued interest	(11,790)	(55,295)
Accrued wages and benefits	36,469	35,339
Accrued payroll taxes	208	1,614
Accrued expenses — related party	(102,964)	266,872
Other current liabilities	4,394	37,444

Net cash provided by operating activities	2,849,513	6,933,258

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(136,040)	(266,254)

Net cash used in investing activities	(136,040)	(266,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on revolving line of credit	—	(3,800,000)
Proceeds from long-term debt	9,077,000	4,582,566
Payments on long-term debt	(11,781,167)	(7,176,733)

Net cash used in financing activities	(2,704,167)	(6,394,167)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,306	272,837

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,400	32,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,706	$304,885

See accompanying notes.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $105,712 at September 30, 2009 and December 31, 2008.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2009 and December 31, 2008.
Derivative Instruments and Hedging Activities
SFAS No. 133, which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC (Accounting Standards Codification), requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from ASC 815 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchase or normal sales are documented as such, and exempted from the accounting and reporting requirements of ASC 815. The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from ASC 815.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three and nine months ended September 30, 2009 and 2008 was $4,524 and $13,573, respectively.
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
Earnings (Loss) Per Unit
Earnings (loss) per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of September 30, 2009 and 2008, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
New Accounting Standards
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105, Generally Accepted Accounting Standards, in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is the relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
New Accounting Standards (Continued)
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133, which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC. This guidance expands the disclosures about an entity’s derivative and hedging activities. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company. The Company’s enhanced disclosures are included in Note 12.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825, Financial Instruments, in the ASC. This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance as of April 1, 2009. The adoption of ASC 825 did not have a material effect on its financial statements and related disclosures.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855, Subsequent Events, in the ASC. This guidance establishes principles and requirements for subsequent events. Specifically, it sets forth guidance pertaining to the period after the balance sheet date during which management should consider events or transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance as of April 1, 2009. The adoption of ASC 855 did not have a material effect on its financial statements and related disclosures.
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at September 30, 2009 and December 31, 2008 was $215,882 and $312,019, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 3 — INVENTORY
Inventory consists of the following:

	September 30,	December 31,
	2009	2008

Raw material	$635,389	$496,028
Work in process	508,026	541,530
Finished goods	2,081,332	3,472,899

Total	$3,224,747	$4,510,457

NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. As of September 30, 2009, the Company has a remaining option to purchase approximately 34 acres.
NOTE 5 — DEBT AND FINANCING
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	September 30,	December 31,
	2009	2008

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below	$2,800,000	$4,150,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below	3,080,000	4,350,000

Note payable to the Iowa Department of Economic Development — see details below	215,000	337,500

Note payable to Glidden Rural Electric Cooperative — see details below	554,999	616,666

Total	6,649,999	9,454,166
Less current portion	1,909,722	2,729,110

Long-term portion	$4,740,277	$6,725,056

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 5 — DEBT AND FINANCING (CONTINUED)
Long-Term Debt (Continued)
The estimated future maturities of long-term debt at September 30, 2009 are as follows:

2010	$1,909,722
2011	1,112,222
2012	112,222
2013	209,722
2014	1,212,222
Thereafter	2,093,889

Total	$6,649,999

The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of September 30, 2009 and December 31, 2008. The commitments consist of a $10,000,000 term note, a $7,430,000 reducing revolving credit note and a $570,000 letter of credit. As of September 30, 2009 and December 31, 2008, the balance outstanding under the term note was $2,800,000 and $4,150,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of September 30, 2009 and December 31, 2008, the balance outstanding under the reducing revolving credit note was $3,080,000 and $4,350,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements provide for several different interest rate options including variable and fixed options (3.75% and 4.00% variable on the term note and revolving credit note, as of September 30, 2009 and December 31, 2008, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $650,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The notes are secured by essentially all of the Company’s assets. At September 30, 2009, the Company had $4,350,000 of available borrowings under the reducing revolving credit note.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 5 — DEBT AND FINANCING (CONTINUED)
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $215,000 and $337,500 at September 30, 2009 and December 31, 2008, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company was required to satisfy the terms of the agreement to receive a permanent waiver of the forgivable loan. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The forgiveness of the loan is reflected in other income in the accompanying statement of operations for the nine months ended September 30, 2009. The loan is secured by a security agreement including essentially all of the Company’s assets.
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
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Cash paid for interest	$268,093	$697,674

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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 8 — RELATED PARTY TRANSACTIONS (CONTINUED)
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the three and nine months ended September 30, 2009, the Company incurred service fees of $200,212 and $370,657, respectively. For the three months and nine months ended September 30, 2008, the Company incurred service fees of $203,548 and $541,528, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the nine months ended September 30, 2009 and 2008, the Company purchased feed stocks of $757,377 and $11,963,414, respectively, from these related parties. The amount payable to REG, Inc. and Bunge North America, Inc. as of September 30, 2009 and December 31, 2008 was $103,379 and $28,480, respectively.
The Company has recorded expense of $14,656 and $266,872 for the net income bonus payable to REG, Inc. for the nine months ended September 30, 2009 and 2008, respectively. The amount is included in accrued expenses in the accompanying balance sheet.
On April 7, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement.
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at September 30, 2009:

2010	$35,627
2011	35,627

Total	$71,254

Lease expense for the three months and nine months ended September 30, 2009 and 2008 was $8,907 and $17,814, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the nine months ended September 30, 2009 and 2008, was $15,498 and $21,952, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the company adopted FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” which was primarily codified into Topic 820, Fair Value Measurements and Disclosures, in the ASC. This guidance provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, the guidance sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this guidance had an immaterial impact on the company’s financial statements. The guidance defines levels within the hierarchy as follows:
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2009:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Input	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Commodity derivatives	$23,958	$23,958	$—	$—

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
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Effective January 1, 2009, the company prospectively implemented the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which was primarily codified into Topic 815 Derivatives and Hedging in the ASC. This guidance enhances the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
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
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At September 30, 2009 and December 31, 2008 the Company had net derivative assets of $23,958 and $61,360 related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following tables provide information on the location and amounts of derivative fair values in the balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	September 30, 2009	September 30, 2009
Derivatives not designated as hedging:

Commodity contracts — Heat Oil options and swaps	Current assets	$23,958	$—

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Fair Value of Derivative Instruments (Continued)
During the nine months ended September 30, 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of income as follows:

	Location of net loss	Net income (loss)
	recognized in	recognized in
Derivatives not designated as	earnings on	income on derivative
hedging instruments	derivative activities	activities

Commodity contracts — Soybean oil futures and Heat Oil options and swaps	Cost of sales	$(696,484)
The Company recorded an increase to cost of sales of $(551,190) related to derivative contracts for the nine months ending September 30, 2008.
NOTE 13 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, crude oil has ranged in price from the mid-$30 per barrel to a high of $147 per barrel on the NYMEX. We also have experienced a wide swing in the price of soybean oil: between 25¢ per pound and 70¢ per pound. Because the Company is able to process multiple feed stocks, they have been able to process lesser expensive animal fats and vegetable oils into biodiesel that meets ASTM D 6751 standards. As a result, for the year ended December 31, 2008, the Company’s net income was $1,842,709; and for the nine months ended September 30, 2009, the Company’s net income was $229,611. In addition, during the calendar year of 2008 and the first three quarters of 2009, the Company repaid $3.8 million of its seasonal loan and approximately $3.4 million of its long-term obligations.
During the Company’s short history, we have had to deal with the lack of a direct correlation between the cost of its inputs and the selling price of the products that it produces. On the input side, it has to work within the Agricultural market; and on the output side, it has to work within the Energy market. Historically, there has been no consistent relationship between those two markets. Because of the relationship of our business within differing markets, it is necessary that our management stays abreast of the varying market conditions to determine the economic relationship that exists at any given time and under certain market conditions. Because of the subjectivity involved with the determination and relationships of market conditions, the uncertainties are exacerbated. The flexibility of the production facilities to process varying feed stocks adds to the Company’s ability to respond to the varying market conditions and to reduce some of the market uncertainties.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above, our ability to continue to generate positive cash flow is uncertain.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 14 — GAIN CONTINGENCIES
The Company’s primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery. As such no revenues have been recorded in the accompanying statement of operations for the nine months ended September 30, 2009 relating to estimated damages recoverable. Revenues will be recorded at which time the actual damages are determinable, which will likely occur upon receipt.
In September 2009, the Company received notification of a fund award from the United States Department of Agriculture under the Advanced Biofuel Producers Program. The funds reserved for the Company are approximately $326,000. Due to the uncertainty of the allocation of the funding, no estimate can be made at this time as to the amount of ultimate recovery. As such no revenues have been recorded in the accompanying statement of operations for the nine months ended September 30, 2009 relating to the funds awarded. Revenues will be recorded at which time the fund award is determinable, which will likely occur upon receipt.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 15 — ASSET PURCHASE AGREEMENT (CONTINUED)
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
NOTE 16 — SUBSEQUENT EVENTS
Management evaluated subsequent events through November 12, 2009, the date the financial statements were available to be issued. Events or transactions occurring after September 30, 2009 but prior to November 12, 2009 that provided additional evidence about conditions that existed at September 30, 2009, have been recognized in the financial statements for the period ended September 30, 2009. Events or transactions that provided evidence about conditions that did not exist at September 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended September 30, 2009, compared to the same period in fiscal year 2008. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2008.
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
Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing, and operating a biodiesel manufacturing facility in Sac County, Iowa. References to “we,” “us,” and “our” refer to Western Iowa Energy, LLC. Since May 2006, we have been engaged in the production of biodiesel and glycerin. We derive our revenues from the sale and distribution of our biodiesel and glycerin.
Our plant is capable of producing biodiesel from both vegetable oils and animal fats. When utilizing refined vegetable oils, such as soybean oil and canola oil, our plant has a approximate production capacity of 30 million gallons of biodiesel per year. Our facility is also capable of pretreating crude vegetable oils and animal fats for use in the biodiesel production process. Our pretreatment systems permit us to use lower-cost feedstock, such as choice white grease, in place of higher-cost feedstock, such as soybean oil, to optimize our profits. When utilizing crude vegetable oils or animal fats, our plant has an approximate production capacity of 27 million gallons of biodiesel per year. This reduced production capacity results from the additional processing that is required for producing biodiesel from vegetable oils and animal fats.
REG, Inc. (“REG”) manages and directs general operations of our plant. Pursuant to our Agreement with REG, we incurred management and operational service fees of $370,657 and $541,528 for the nine months ended September 30, 2009 and September 30, 2008, respectively. The amount payable as of September 30, 2009 was $103,379. On April 7, 2009, REG provided twelve months written notice of its intent to terminate its management and operational services agreement (“MOSA”) with us. On May 11, 2009, we entered into an Asset Purchase Agreement with REG providing for the sale of substantially all of our assets. On August 7, 2009, we entered into an Amended and Restated Asset Purchase Agreement with REG. The specifics of the Asset Purchase Agreement and the Amended and Restated Asset Purchase Agreement are discussed in detail under “Liquidity and Capital Resources — Amended and Restated Asset Purchase Agreement with Renewable Energy Group, Inc.” Despite entering into the Asset Purchase Agreement and the Amended and Restated Asset Purchase Agreement with REG, WIE remains in control of the plant and continues to produce biodiesel until such time, if ever, that the sale to REG closes.
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

The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Our plant is capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat prices have increased over the past several years. The primary animal fat that we used during the three months ended September 30, 2009 was choice white grease. During this period, approximately 69% of our total feedstock usage consisted of choice white grease, which represents a decrease from the same period during 2008 when 81% of our total feedstock usage was choice white grease. Based on our experience, we expect the demand for animal fat-based biodiesel to decrease during the winter months of November and December as a result of cold-flow concerns related to animal fat-based biodiesel. Management has noted, however, that biodiesel sales contracts for the upcoming winter months indicate a higher level of demand this year than in previous winters, which may be the result of an increased level of confidence in animal fat-based biodiesel among biodiesel users.
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
During the second quarter of 2009, we operated on an as-ordered basis. We have operated on an as-ordered basis since November 2007. Under our as-ordered production philosophy, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. During the third quarter of 2009, we operated at an average of approximately 76.5% of our crude animal fats production capacity. We expect to continue to operate on an as-ordered basis during the next fiscal quarter or until the date of closing under the Amended and Restated Asset Purchase Agreement with REG. We cannot guarantee continued orders for our biodiesel and, as a result, we may operate at a lower capacity than anticipated.
Results of Operations for the Three Months Ended September 30, 2009 and 2008
The following table shows the results of our operations for the three months ended September 30, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$17,037,884	100.00%	$26,238,615	100.00%

Cost of Sales	$15,430,919	90.57%	$24,146,046	92.02%

Gross Profit (Loss)	$1,606,965	9.43%	$2,092,569	7.98%

Operating Expenses	$541,435	3.18%	$577,366	2.21%

Other Income (Expense)	$53,507	0.31%	$(137,424)	(0.52%)

Net Income (Loss)	$1,119,037	6.57%	$1,377,779	5.25%

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids, and soapstock. The following table shows the sources of our revenues for the three months ended September 30, 2009 and 2008:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues

Biodiesel Sales	$16,477,362	96.71%	$25,367,193	97.67%
Glycerin Sales	$194,850	1.14%	$361,034	1.38%
Fatty Acid Sales and Soapstock Sales	$365,672	2.15%	$510,388	1.95%

Total Revenues	$17,037,884	100.0%	$26,238,615	100%

Revenues from operations for the three months ended September 30, 2009 decreased by approximately 34% compared to revenues from operations for the three months ended September 30, 2008, even though sales volumes were about the same. The decrease in revenues from period to period is due primarily to a decrease in the average price per gallon we received for the biodiesel sold. In addition, our production during the three months ended September 30, 2009 was approximately 7% lower than our production during the same period in 2008 as we reduced our inventory in preparation for decreased demand during the winter months. The average biodiesel sale price we received for the three months ended September 30, 2009 was $1.56 less per gallon, or approximately 35% lower than the price per gallon received for the three months ended September 30, 2008. The decrease in the number of biodiesel gallons sold for the three months ended September 30, 2009 compared to the same period in 2008 is due primarily to the decrease in the price of petroleum diesel and the lack of sales to Europe.
Revenue from sales of glycerin decreased by approximately 46% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the reduced selling price. As of September 30, 2009, the average sale price for our glycerin has decreased by about 46% from its levels at September 30, 2008, or a decrease of $0.026 per pound. Revenue from sales of fatty acids has decreased 29% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the reduced selling price, which decreased 43% or $ 0.134 per lb.
Included within our net sales of biodiesel are incentive funds we received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the fiscal quarter ended September 30, 2009 was $1,011,205 as compared to $2,074,436 for the same quarter of 2008. This decrease in incentive funds received from period to period is largely a result of a change in product mix sold from period to period as the sales shifted more to B100 rather than B99.9 blends.
Over the past year, biodiesel prices have remained fairly consistent following a significant decrease in the price of biodiesel during the late part of the summer in 2008, which resulted from declining energy prices. In general, biodiesel prices correlate to diesel fuel prices. According to the Energy Information Administration, Midwest diesel prices reached a peak of $4.70 per gallon during the week of July 14, 2008, but declined to $3.66 per gallon as of October 13, 2008. As of October 12, 2009, Midwest diesel prices had declined to $2.59 per gallon, representing a decrease of 29% over the past year. As a result, we have seen declines in the price of biodiesel over the same period. According to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers, the price for B100 biodiesel in Iowa was approximately $3.01 to $3.31 per gallon for the week of October 16, 2009, compared with a price of $3.30 to $3.72 one year earlier, a decrease of approximately 10%.
The demand for biodiesel for the first nine months of the year has been reduced mainly due to a corresponding reduction in demand for all distillate products. Based on our experience, we expect the demand for animal fat-based biodiesel to decrease during the winter months of November and December as a result of cold-flow concerns related to animal fat-based biodiesel. Management has noted, however, that biodiesel sales contracts for the upcoming winter months indicate a higher level of demand this year than in previous winters, which may be the result of an increased level of confidence in animal fat-based biodiesel among biodiesel users. Due to continued uncertainty related to the methods of administering the Renewable Fuels Standard (“RFS”), management has not included the increased demand resulting from the RFS in its projections for the balance of 2009.

A greater supply of biodiesel on the market from increased utilization of existing capacity could make it difficult for us to market our products at profitable prices. As of June 22, 2009, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.69 billion gallons per year, but that biodiesel producers are utilizing only an extremely limited amount of this capacity. In fact, despite the significant production capacity, the National Biodiesel Board reports that U.S. biodiesel producers produced only 700 million gallons of biodiesel in 2008. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. Accordingly, there is no assurance that the RFS will significantly increase demand for biodiesel or that additional production of biodiesel and biomass-based diesel will not outstrip any additional demand for biodiesel that the RFS might generate. If the demand for biodiesel does not grow at or exceed the pace of increases in supply, we expect the price for biodiesel to decline in the long-term.
Cost of Sales
Our cost of sales for our products decreased as a percentage of our revenues from 92.02% of our revenues for the three months ended September 30, 2008, to 90.57% of our revenues for the three months ended September 30, 2009. This decrease is primarily due to the decline in the cost of our feedstocks from the previous year.
Increased demand for animal fats or soybean oil from increased biodiesel production or other factors could push animal fat and soybean oil prices higher than currently anticipated. Animal fat prices peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their recent peak, animal fat prices are nonetheless higher than their historical average. Our animal fat costs for the three months ended September 30, 2009 were approximately 40% lower than animal fat costs for the same period in 2008. As of September 30, 2009, the price we paid for our primary animal fat, choice white grease, was 26.1 cents per pound. By contrast, as of September 30, 2008, we paid 39.4 cents per pound for choice white grease. Currently, animal fats prices remain less than soybean oil prices. We anticipate that we will utilize less animal fats as we move into the fall and winter months due to increased cold-flow concerns. Although price fluctuations for soybean oil have been extremely volatile in recent months, we began using soybean oil in September to fulfill contracts that require its use in the winter months.
The cost of methanol, another input into the biodiesel production process, has decreased from record-level highs caused by a shortage of methanol during the first quarter of 2008. During the three months ended September 30, 2009, we paid approximately 51% less per pound of methanol than we paid during the same period in 2008. We expect this decrease in the price of methanol to continue to have a positive impact on our cost of goods sold in the future.
For the last several years, natural gas prices have exceeded historical averages, although in 2009 these prices have decreased to more normal levels. During the three months ended September 30, 2009, we paid approximately 55% less per therm for natural gas than we paid during the same period in 2008, which should continue to positively impact our profit margins going forward. WIE has taken a proactive approach in the price we pay for natural gas. WIE works with a third party that purchases natural gas for the City of Wall Lake to purchase and schedule natural gas more economically and efficiently. We have also negotiated a lower transportation rate with the City of Wall Lake. We believe that these measures have saved WIE approximately 15% to 20% in its cost of natural gas as part of the overall decrease we have experienced.
Operating Expense
Our operating expenses as a percentage of revenues were higher for the three-month period ended September 30, 2009 than they were for the three-month period ended September 30, 2008. This increase was due to our lower production levels while our fixed costs remained the same. We expect that going forward our operating expenses will remain consistent if plant production levels remain consistent or as projected. If our level of production decreases, however, our operating expenses as a percentage of revenue may increase as a result of fixed costs that do not decrease in correlation with our level of production.
Other Income (Expenses)
Our other income and expenses for the three months ended September 30, 2009, decreased from a net other expense of $137,424, or 0.52% of revenues, as of September 30, 2008, to a net other income of $53,507, or 0.31% of revenues, as of September 30, 2009. This change resulted primarily from a reduction in our interest expense from $141,206 for the three months ended September 30, 2008, to $79,356 for the three months ended September 30, 2009. The reduction in our interest expense resulted primarily from reducing the outstanding balance under our revolving line of credit, and paying down our term loan by $1,800,000. The change also resulted from our receipt of grant income in the amount of $131,525 from the Iowa Department of Economic Development’s New Jobs Training Program during the three months ended September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008
The following table shows the results of our operations for the nine months ended September 30, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$31,904,006	100.00%	$71,869,439	100.00%

Cost of Sales	$30,222,543	94.73%	$65,524,809	91.17%

Gross Profit (Loss)	$1,681,463	5.27%	$6,344,630	8.83%

Operating Expenses	$1,546,498	4.85%	$1,686,226	2.34%

Other Income (Expense)	$94,646	0.30%	$(477,414)	(0.66%)

Net Income (Loss)	$229,611	0.72%	$4,180,990	5.83%

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids, and soapstock. The following table shows the sources of our revenues for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$30,706,418	96.25%	$69,266,632	96.38%
Glycerin Sales	$534,058	1.67%	$1,632,637	2.27%
Fatty Acid Sales and Soapstock Sales	$663,530	2.08%	$970,170	1.35%

Total Revenues	$31,904,006	100.0%	$71,869,439	100%

Revenues from operations for the nine months ended September 30, 2009 decreased by approximately 55% compared to revenues from operations for the nine months ended September 30, 2008. The decrease in revenues from period to period is due to a decrease in the average price per gallon we received for biodiesel sold, a decrease in the sales price of glycerin, and a decrease in our production of biodiesel. We reduced our production because of a decrease in the demand for biodiesel, which has resulted from the decline in the price of petroleum diesel and the lack of sales to Europe. The amount of incentive funds that we received from the federal government for sales of 99.9% biodiesel also decreased during the nine months ended September 30, 2009 compared to the same period in 2008 because of the decrease in the number of gallons of biodiesel sold from period to period.

Cost of Sales
Our cost of sales for our products increased as a percentage of our revenues from 91.17% of our revenues for the nine months ended September 30, 2008, to 94.73% of our revenues for the nine months ended September 30, 2009. This increase is primarily due to our lower production and sale of biodiesel while our fixed costs remained the same.
Operating Expense
Our operating expenses as a percentage of revenues were higher for the nine-month period ended September 30, 2009 than they were for the nine-month period ended September 30, 2008. This increase was due to our lower production levels while fixed costs remained the same.
Other Income (Expenses)
Our other income and expenses for the nine months ended September 30, 2009, increased from a net other expense of $477,414 or 0.66% of revenues, as of September 30, 2008, to a net other income of $94,646, or 0.30% of revenues, as of September 30, 2009. This change resulted primarily from a reduction in our interest expense from $642,379 for the nine months ended September 30, 2008, to $256,303 for the nine months ended September 30, 2009. The reduction in our interest expense resulted primarily from reducing the outstanding balance under our revolving line of credit,and paying down our term loan by $1,800,000. The change also resulted from our receipt of grant income in the amount of $231,525 during the nine months ended September 30, 2009.
Changes in Financial Condition for the Nine Months Ended September 30, 2009
The following table highlights the changes in our financial condition for the nine months ended September 30, 2009:

	September 30,	December 31,
	2009	2008
Current Assets	$6,613,998	$7,049,998
Current Liabilities	$3,629,755	$3,824,635
Long-Term Debt	$4,740,277	$6,725,056
Members’ Equity	$27,158,321	$26,928,710
Current Assets. The decrease in current assets from $7,049,998 as of December 31, 2008, to $6,613,998 as of September 30, 2009, is a direct result of decreased inventory and a decrease in incentive receivables.
Current Liabilities. Our current liabilities decreased by $194,880 during the nine months ended September 30, 2009 as compared to December 31, 2008, due to a decrease in the free cash flow accrual to CoBank and accrued profit share to REG. Our trade accounts payable were $1,417,637 at September 30, 2009 compared to $794,345 at December 31, 2008.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, at September 30, 2009, as compared to December 31, 2008, was due to a decrease in the balance under our term note and our reducing revolving credit note with Farm Credit Services. As of September 30, 2009, we had made payments totaling $1,350,000 to Farm Credit Services, satisfying all 2009 quarterly payments to date under our loan agreement.
Members’ Equity. Members’ contributions for September 30, 2009 and December 31, 2008 are $23,516,376. Retained earnings as of September 30, 2009 are $3,641,945 compared to $3,412,334 at December 31, 2008 due to net income during the nine months ended September 30, 2009. Total members’ equity as of September 30, 2009, increased by $229,611 as compared to December 31, 2008.

Liquidity and Capital Resources
Cash Flows
The following table shows cash flows for the nine months ended September 30, 2009 and 2008:

	2009	2008
Net cash provided by (used in) operating activities	$2,849,513	$6,933,258
Net cash used in investing activities	$(136,040)	$(266,254)
Net cash provided by (used in) financing activities	$(2,704,167)	$(6,394,167)

Net increase in cash and equivalents	$9,306	$272,837

Operating Cash Flows
For the nine months ended September 30, 2009, cash provided by operating activities decreased by $4,083,745 compared to the nine months ended September 30, 2008. This decrease was primarily the result of reduced profit during the period. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.
Investing Cash Flows
For the nine months ended September 30, 2009, cash used in investing activities decreased by $130,214 compared to the nine months ended September 30, 2008. This decrease in cash used resulted from a decrease in expenditures for property, plant, and equipment during the nine months ended September 30, 2009.
Financing Cash Flows
For the nine months ended September 30, 2009, cash used in financing activities decreased by $3,690,000, compared to the nine months ended September 30, 2008. This decrease resulted from proceeds from our long-term debt in the amount of $9,077,000 and payments on our long-term debt in the amount of $11,781,167.
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
Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to a Master Loan Agreement (“MLA”). Our financing agreement with Farm Credit provides for a term loan in the amount of $10,000,000 pursuant to a Construction and Term Loan Supplement to the MLA (the “Term Loan Supplement”). It also provides for a revolving term loan in an amount not to exceed $8,000,000 pursuant to a Construction and Revolving Term Loan Supplement to the MLA (the “Revolving Loan Supplement”). As of September 30, 2009, the balance outstanding on our term loan is $2,800,000. At September 30, 2009, the balance outstanding under the revolving term loan was $3,080,000.

On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden REC for a $740,000 no interest loan to fund operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of September 30, 2009 was $554,999.
We have obtained subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development (“IDED”). The subordinated debt financing included a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we were required to meet certain production and operations criteria. On April 30, 2009, IDED notified WIE that WIE had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan. The balance that is outstanding on the zero-interest deferred loan at September 30, 2009 is $215,000.
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

The closing of the Transaction is subject to a variety of conditions to closing, including without limitation the receipt of certain regulatory approvals and the approval of the Transaction by the Company’s unit holders and REG’s shareholders. Closing of the Transaction is conditioned upon REG’s consolidation with Newco but not upon the closing of the CIE or Blackhawk consolidations. There can be no assurances that the Transaction will ever close. A copy of the Amended and Restated Asset Purchase Agreement was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009. The foregoing description of the Amended and Restated Asset Purchase Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Asset Purchase Agreement.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our revolving line of credit and supplemental revolving loan with Farm Credit. Specifically, we have $5,880,000 outstanding in variable rate debt as of September 30, 2009. The specifics of the line of credit and revolving loan are discussed in detail in “Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources, Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable	Interest Rate at	Adverse 10% Change in	Annual Adverse Change
Rate Debt at 9/30/09	September 30, 2009	Interest Rates	to Income
$2,800,000	3.75%	4.13%	$11,200
$3,080,000	3.75%	4.13%	$12,320
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
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At September 30, 2009 and December 31, 2008, we recorded a net asset for derivative instruments of $23,958 and $61,360, respectively.
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
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of September 30, 2009 and September 30, 2008, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change -
	Fair Value	Market Risk
September 30, 2009	$4,092,754	$409,275
September 30, 2008	$2,080,633	$208,063

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were effective and they identified no material weaknesses in such disclosure controls and procedures. During their evaluation of our disclosure controls and procedures for the fiscal year ended December 31, 2008, however, they determined that the financial statements prepared for that fiscal year failed to account for a change in our SEC reporting status from the previous fiscal year. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may have been considered to be “material weaknesses.” Management therefore concluded that our internal control over financial reporting was not effective as of December 31, 2008. Management contacted our accounting firm to ensure that future financial statements comply with the specific requirements for issuers of our reporting status. Management has observed no additional material weaknesses in our disclosure controls and procedures during the three months ended September 30, 2009.
Changes in Internal Controls
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The asset purchase agreement entered into by the Company’s board of directors, REG, and certain other REG affiliates is subject to a variety of closing conditions and may not close. On August 7, 2009 the Company entered into an Amended and Restated Asset Purchase Agreement pursuant to which the Company will consolidate its business and operations with REG under a newly formed holding company, REG Newco, Inc., a Delaware corporation. The Company thereafter intends to dissolve, liquidate and wind up as soon as immediately practicable following the receipt of the requisite unit holder approval for the same and the close of the consolidation transaction. The proposed consolidation transaction, however, is subject to multiple closing conditions, including certain regulatory approvals and the approval of the Company’s unit holders and REG’s shareholders, among other conditions. In the event that any one or more of the conditions to closing are not satisfied or any event giving rise to a party’s right to terminate the agreement arises, the consolidation transaction may not close.
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

WESTERN IOWA ENERGY, LLC
Date: November 16, 2009	/s/ William J. Horan
William J. Horan
Chairman, President and Director
(Principal Executive Officer)

Date: November 16, 2009	/s/ Joe Neppl
Joe Neppl
Chief Financial Officer
(Principal Financial and Accounting Officer)