Form 10-K
period 2009-12-31
Western Iowa Energy, L.L.C.
filed 2010-03-31
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2009

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
26,447
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the membership units held by non-affiliates of the registrant was $1,992,150 at June 30, 2009. There is no established public trading market for the registrant’s membership units. In addition, no units of the registrant were traded during the fiscal year ended December 31, 2009. The aggregate market value was computed by reference to the average bid and asked price of the membership units in the registrant’s qualified matching service during the fourth quarter of the registrant’s fiscal year ended December 31, 2008, which is the most recent quarter during which the registrant’s units were traded.
As of the date of this filing, there are 26,447 membership units of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Section III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2009.

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
General Development of Business
Western Iowa Energy, LLC (“WIE” or the “Company”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing, and operating a biodiesel manufacturing facility in Sac County, Iowa. References to “we,” “us,” and “our” refer to Western Iowa Energy, LLC. Since May 2006, we have been engaged in the production of biodiesel and glycerin. We derive our revenues from the sale and distribution of our biodiesel and glycerin.
Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year and is able to pre-treat crude vegetable oil and crude animal fats for use in the biodiesel production process. Our pretreatment systems permit us to utilize lower-cost feedstock, such as animal fats, in place of higher-cost feedstock, such as soybean oil, to optimize our profits.
Our plant is BQ-9000 accredited by the National Biodiesel Board and the National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality-assurance program. BQ-9000 accreditation demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable American Society of Testing and Materials (“ASTM”) biodiesel specifications.
For the fiscal year ended December 31, 2009, we produced a total of 15,830,562 gallons of biodiesel at our plant. This is significantly less than our annual nameplate production capacity of 30,000,000 gallons (or 2,500,000 gallons per month), and represents a slight decrease from the fiscal year ended December 31, 2008, when we produced 18,035,289 gallons of biodiesel. The reduced production schedule in fiscal year 2009 is primarily due to the lower price of petroleum diesel and the current economic downturn. In January 2010, we operated at approximately 17.4% of our nameplate capacity, compared with 28% in January 2009. Biodiesel production in January is historically lower than at other times of the year due to decreased demand for biodiesel during the winter months. We expect that we will continue to operate at low production levels for the first quarter of fiscal year 2010 as we move out of the winter months.
On December 31, 2009, the federal tax credit for biodiesel expired. Congress has not yet enacted an extension of the tax credit. The failure of Congress to enact an extension of the biodiesel tax credit has led to a significant reduction in demand for biodiesel. If Congress fails to enact an extension of the biodiesel tax credit, we expect that demand for biodiesel will remain low indefinitely.
On May 9, 2005, we entered into a Management and Operational Services Agreement (“MOSA”) with West Central Cooperative. On September 21, 2006, West Central Cooperative assigned its interests in the MOSA to Renewable Energy Group, Inc. (“REG”). Pursuant to the terms of the MOSA, REG manages our plant, procures feed stock and chemical inputs for our plant, and markets our biodiesel and glycerin. On April 7, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. On March 16, 2010, WIE and REG agreed to a one-month extension of the MOSA. The MOSA, as extended, will terminate as of May 3, 2010. For additional information, see “Proposed Consolidation with REG” below.
We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities. On May 11, 2009, we cancelled our supplemental line of credit with Farm Credit Services of America, FLCA (Farm Credit). Cancellation of the supplemental line of credit was a condition to Farm Credit’s consent to a proposed consolidation with REG, which is discussed below. Although we expect to have sufficient cash flow to fund our operations from our continuing operations and from our remaining credit facilities, we may not have sufficient cash flow as a result of the termination of our supplemental line of credit.

We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of animal fats and other feedstocks from which we produce our biodiesel and glycerin; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state, and/or local level; the recent expiration of the federal biodiesel tax credit, and the cost of complying with extensive environmental laws that regulate our industry.
Proposed Consolidation with REG
On November 20, 2009, the Company entered into a Second Amended and Restated Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Wall Lake, LLC, a wholly-owned subsidiary of Newco and an Iowa limited liability company (“REG Wall Lake”), having an effective date of May 11, 2009 (the “Amended and Restated Asset Purchase Agreement”), which superseded the original Asset Purchase Agreement between the parties dated May 11, 2009 and the Amended and Restated Asset Purchase Agreement between the parties dated August 7, 2009, and pursuant to which the Company proposed to consolidate its business and operations with REG under Newco (the “Transaction”). Since the inception of WIE, REG has provided biodiesel plant management, feedstock procurement, and product marketing services to WIE under the MOSA. The proposed consolidation would have occurred through the acquisition by REG Wall Lake of substantially all of the Company’s assets and certain liabilities. The Amended and Restated Asset Purchase Agreement also contemplated the consolidation of the business and operations of two other biodiesel plants, Central Iowa Energy, LLC (“CIE”) and Blackhawk Biofuels, LLC (“Blackhawk”), under Newco.
The Amended and Restated Asset Purchase Agreement was subject to several closing conditions, including the approval of a majority of the Membership Voting Interests of the Company. The Amended and Restated Asset Purchase Agreement also contemplated the subsequent dissolution of the Company, which was subject to the approval of a 75% majority in interest of the Membership Voting Interests of the Company. On February 24, 2010, the unit holders of WIE voted to reject the proposed consolidation by a vote of 38.04% in favor to 40.07% against, with 0.26% of unitholders abstaining. The unit holders of WIE rejected the proposed dissolution of WIE by a vote of 38.12% in favor to 39.99% against, with 0.26% of unitholders abstaining. Unitholders holding approximately 21.6% of the outstanding units failed to return ballots.
The rejection of the proposed consolidation with REG may have a significant impact on the operations of WIE in 2010 and in future years. Since we began operations of our biodiesel plant, REG has managed and directed the general operations of our plant pursuant to our MOSA. Pursuant to the MOSA, REG provides us with overall management, sales and marketing, and feedstock and chemical procurement services. These services include accounting support, credit review, information technology, and risk management services. We are very reliant on REG for these services, as we have no relationships with any other parties with respect to the performance of these services. On April 7, 2009, we received a letter dated April 3, 2009, in which REG provided twelve months written notice of its intent to terminate the MOSA. Therefore, the MOSA was set to terminate on April 3, 2010. Our earlier disclosure indicated that the MOSA would terminate on May 1, 2010. That disclosure was based on a misunderstanding of the termination provision in the MOSA and should have read “April 3, 2010.” REG indicated that its determination to terminate the MOSA stemmed from changes in the biodiesel market generally that had occurred since the parties originally entered into the MOSA. If the unitholders had approved the proposed consolidation with REG, then REG would have continued to provide the services that it currently provides under the MOSA. On March 16, 2010, WIE and REG adopted an Extension and Second Amendment to the MOSA (the “MOSA Extension”). The MOSA Extension provides for a one-month extension of the MOSA. As a result, the MOSA will now terminate after May 3, 2010. The MOSA Extension also modified REG’s responsibility to provide a general manager and an operations manager for our plant. Under the MOSA Extension, REG will remain obligated to provide the same general services to the plant, but will not be obligated to provide a general manager and an operations manager. Instead, REG will be obligated to provide the services to WIE using various combinations of management personnel at REG’s sole discretion.

Since the unitholders rejected the proposed consolidation with REG, WIE will either have to negotiate a new contract for these services with REG, identify alternative providers of these services and negotiate contracts with these providers, or begin providing these services on its own prior to May 3. This is a very short timeframe in which to make these arrangements, and each of these options carries significant risk for the company. There can be no assurance that the Company would be able to contract with a third party to provide management, sales, and marketing services on terms favorable to the Company, or that the Company would be able to hire individuals to perform these services. Any lack of a provider for these services would have a negative impact on our revenues and could have a material adverse effect on the Company. Accordingly, REG’s termination of the MOSA could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment.
Financial Information About Segments
We do not operate any distinct segments, as defined by generally accepted accounting principles.
Principal Products
The principal products that we produce are biodiesel, crude glycerin, and fatty acid.
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
We derived approximately 96.0% of our revenue from the sale of biodiesel during our fiscal year ended December 31, 2009. Biodiesel sales accounted for approximately 96.5% and 98.1% of our revenue for the fiscal years ended December 31, 2008 and 2007, respectively.
Primary Co-Product — Crude Glycerin
The primary co-product of the biodiesel production process is crude glycerin, which equals approximately 10% of the quantity of biodiesel produced. Crude glycerin is highly stable under typical storage conditions, compatible with a wide variety of other chemicals, and relatively non-toxic. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals, and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. Many of these uses, however, require refined glycerin. Our plant only produces crude glycerin and does not have the capability to refine glycerin. Also, glycerin produced from the production of animal fat-based biodiesel cannot be used in pharmaceutical products.
We derived approximately 1.4% of our revenue from the sale of crude glycerin during our fiscal year ended December 31, 2009. Crude glycerin sales accounted for approximately 3.5% and 1.9% of our revenue for the fiscal years ended December 31, 2008 and 2007, respectively.
Primary Co- Product — Fatty Acid
An additional co-product of the biodiesel production process is fatty acid. Fatty acid is generally used as a component of livestock feed. In 2008 and 2009, our marketer, REG, engaged in efforts to expand the market for fatty acid. As a result of these efforts, we derived approximately 1.9% of our revenue from the sale of fatty acid during our fiscal year ended December 31, 2009. In previous years, sales of fatty acid constituted a de minimis portion of our total revenue.

Principal Products Markets
As described below in “Distribution Methods”, we currently market and distribute all of our biodiesel, glycerin, and fatty acid through a professional third-party marketer, REG. Our biodiesel, glycerin, and fatty acid marketer gathers pertinent information on the marketing opportunities for our products and presents those opportunities to our board of directors. Our board of directors makes all decisions with regard to where our products are marketed. Our products are primarily sold in the domestic market. A portion of our products have also been sold in international markets, particularly to European customers. In 2009, however, the European Commission imposed anti-dumping and countervailing duties on U.S. biodiesel imported into Europe. These duties significantly increase the price at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers.
We expect our biodiesel and glycerin marketer to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically. If we negotiate a new MOSA with REG, we will expect REG to continue exploring all markets for our products. If we negotiate a new marketing contract with a third party, we expect to require the third party to explore all markets for our products. If we are unable to negotiate a new contract with REG or an alternative provider of marketing services, our management will continue to explore all markets for our products. See “BUSINESS — Proposed Consolidation with REG.”
Distribution Methods
We entered into the MOSA with REG for the purposes of marketing and distributing our biodiesel, glycerin, and fatty acid. Pursuant to the MOSA, REG has marketed all biodiesel, glycerin, and fatty acid that we have produced since the inception of our business. We determine the price at which REG sells our products based on marketing information that REG provides to us on no less than a monthly basis. REG markets all of our biodiesel and glycerin in its own name. We pay REG a fee equal to one cent ($0.01) per gallon for all biodiesel marketed from our facility. We also pay REG a fee for marketing our glycerin, which is based on the amount of biodiesel marketed and is equal to one fifth of a cent ($0.002) per gallon of biodiesel. We also pay REG an annual net income bonus equal to 6% of our net income. The amount we paid REG for the annual net income bonus in the fiscal years ended December 31, 2009, 2008, and 2007 was $103,537, $117,620, and $0, respectively.
On April 3, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. We rely exclusively on REG to distribute our biodiesel and glycerin. We do not have relationships with other providers of these services. REG indicated that its decision to terminate the MOSA stemmed from changes in the biodiesel market generally that had occurred since the parties originally entered into the MOSA. The termination also resulted from REG’s anticipation of the proposed consolidation between the Company and REG. In February 2010, the unitholders of WIE rejected the proposed consolidation with REG. Pursuant to the Second Amended and Restated Asset Purchase Agreement, if the unitholders had approved the proposed consolidation, then REG would have continued to provide the services that it currently provides under the MOSA as our parent company. See “BUSINESS — Proposed Consolidation with REG” for more information about the failed consolidation with REG. The MOSA, as extended, will terminate as of May 3, 2010.
Since the MOSA is scheduled to terminate on May 3, 2010, WIE will either have to negotiate a new contract for biodiesel and glycerin distribution services with REG, identify alternative providers of these services and negotiate contracts with these providers, or begin providing these services on its own before the MOSA terminates. This is a very short timeframe in which to make these arrangements, and each of these options carries significant risk for the company. There can be no assurance that the Company will be able to contract with a third party to provide biodiesel and glycerin distribution services on terms favorable to the Company, or that the Company would be able to hire individuals to perform these services. Any lack of a provider for these services would have a negative impact on our revenues and could have a material adverse effect on the Company. Accordingly, REG’s termination of the MOSA could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment.

Seasonal Demand for Biodiesel
Biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture. Cold flow refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The cloud point is the temperature at which small solid crystals are visually observed as the fuel is cooled. When air temperatures fall below the cloud point, these crystals may plug fuel filters or drop to the bottom of a storage tank; however, fuels can usually be pumped at temperatures below the cloud point. The “pour point” for a fuel is the temperature at which the fuel contains so many crystals that it is essentially a gel and will no longer flow. Therefore, a lower cloud point and pour point means that the fuel flows better in colder temperatures. To provide biodiesel with an acceptable cloud point and pour point in cold weather, we need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% provides acceptable cold flow properties for the Iowa market. We expect that our biodiesel distributor will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel typically diminishes in colder climates and during the colder fall and winter months as a result of cold flow concerns. Animal fat-based biodiesel has a higher pour point temperature than other types of biodiesel. Accordingly, demand for this type of biodiesel may fluctuate by season more than demand for biodiesel made from other types of feedstock.
General Demand for Biodiesel
The biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. The Renewable Fuels Association reported that the U.S. ethanol industry produced a record of more than 10.75 billion gallons of ethanol in 2009. By contrast, the National Biodiesel Board estimates that the U.S. biodiesel industry produced only approximately 490 million gallons of biodiesel in 2009, constituting only a small part of the 53-billion-gallon-per-year U.S. diesel fuel market and a fraction of the amount of 2009 ethanol production. Total 2009 biodiesel production is also significantly less than current national biodiesel production capacity. The National Biodiesel Board estimates that as of June 22, 2009 (the latest date for which information is available), national biodiesel production capacity totaled approximately 2.69 billion gallons per year. Some plants are currently closed and some do not currently operate at full capacity due to this excess production capacity and other economic factors. The National Biodiesel Board estimates that production capacity could increase by another 427.8 million gallons once the plants currently under construction or engaged in expansion, if completed, begin production.
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
We also anticipate that the Renewable Fuel Standard (RFS), expanded by the Energy Independence and Security Act of 2007, as described below under Government Regulation and Federal Supports, may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. There can be no assurance that the RFS will increase the current demand for biodiesel, however, because it is estimated that current biodiesel production capacity already exceeds the 2012 RFS biomass-based diesel mandate.

Sources and Availability of Raw Materials
Feedstock Procurement
Under the MOSA with REG, REG has been responsible for arranging the purchase and procurement of the feedstock and chemical inputs necessary to produce biodiesel at our plant since the inception of operations at our plant. Specifically, the MOSA requires REG to:
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
The inability of REG to obtain adequate feedstock for our facility at economical prices, or at all, could have significant negative impacts on our ability to produce biodiesel and on our revenues. We pay REG a fee equal to one cent ($0.01) per gallon for all biodiesel marketed from our facility. In addition, we pay REG a fee for marketing our glycerin, which is based on the amount of biodiesel marketed and is equal to one fifth of a cent ($0.002) per gallon of biodiesel. We also pay REG an annual net income bonus equal to 6% of our net income. The amount we paid REG for the annual net income bonus in the fiscal years ended December 31, 2009, 2008, and 2007 was $103,537, $117,620, and $0, respectively.
As described above, the MOSA, as extended, will terminate on May 3, 2010. Prior to that date, WIE will either have to negotiate a new contract for feedstock procurement services with REG, identify alternative providers of these services and negotiate contracts with these providers, or begin providing these services on its own. This is a very short timeframe in which to make these arrangements, and each of these options carries significant risk for the company. There can be no assurance that the Company will be able to contract with a third party to provide feedstock procurement services on terms favorable to the Company, or that the Company would be able to hire individuals to perform these services. Any lack of a provider for these services would have a negative impact on our revenues and could have a material adverse effect on the Company. If the Company is unable to acquire feedstock, it will be unable to produce biodiesel and glycerin and will be unable to make any sales of these products. If the Company is unable to sell biodiesel and glycerin, then it will have no revenue and the value of its membership units may decline and the Company’s members could lose some or all of their investment. See “BUSINESS — Proposed Consolidation with REG.”
Feedstock Cost and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant and widely used feedstock available in the United States. Our plant is capable of pretreating animal fats and crude vegetable oil, including soybean oil and corn oil, and utilizing these feedstocks to produce biodiesel. Our plant is also capable of pretreating used cooking oils. Animal fat has typically been less expensive to acquire than soybean oil and, accordingly, we attempt to use as much animal fat feedstock as possible when producing our biodiesel when such use would return greater profit margins. Demand for animal fat-based biodiesel, however, typically declines in the colder fall and winter months and, accordingly, our use of animal fats may decline during those months. Most of the feedstock used in our biodiesel production in fiscal year 2009 was animal fats. In fiscal year 2009, we also began utilizing a small amount of used cooking oils as a lower-cost feedstock alternative to soybean oil. Due to legislation that took effect on January 1, 2009 that permits used cooking oils to qualify for the $1.00 per gallon biodiesel tax credit, rather than a reduced 50-cent tax credit under previous law, the economic viability of using used cooking oil improved in 2009. We anticipate that we may continue to use used cooking oils as a feedstock source for so long as its use returns greater profit margins as compared to soybean oil.
In the event we cannot obtain adequate supplies of feedstock at affordable prices, our ability to operate profitably may be materially impaired. Increased feedstock costs may continue to reduce our revenues and the value of our units.

Animal Fats and Other Alternative Feedstocks
Our plant is capable of utilizing animal fats to produce biodiesel. The primary animal fat that we used as a feedstock in 2009 was choice white grease. In 2009, approximately 68.8% of our total feedstock usage consisted of a particular animal fat, choice white grease. The percentage of our total feedstock usage that consists of choice white grease has increased significantly over the past three years. In fiscal years 2008 and 2007, choice white grease comprised approximately 57% and 6.7% of our total feedstock usage, respectively. As a result of increased demand for animal fats, animal fat prices have increased over the past several years. Animal fat prices peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their peak, animal fat prices remain above their historical average. We have also used small amounts of bacon fat, beef tallow, poultry fat, lard, yellow grease, and used cooking oil as feedstocks for our biodiesel.
It takes approximately 7.75 pounds of choice white grease to make a gallon of biodiesel. In 2009, the average price we paid for choice white grease was 24.92 cents per pound. By contrast, we paid an average of 36.92 and 25.85 cents per pound for choice white grease in 2008 and 2007, respectively. The chart below shows the average price of choice white grease for each month during the previous twelve-month period.
Choice White Grease Prices

Price
Month	(cents per lb.)
March 2009	22.62
April 2009	19.46
May 2009	24.84
June 2009	29.06
July 2009	28.77
August 2009	28.79
September 2009	28.71
October 2009	24.27
November 2009	22.53
December 2009	23.68
January 2010	17.95
February 2010	26.79
Soybean Oil
Like many other biodiesel plants, our plant is capable of producing biodiesel from crude vegetable oils, including soybean oil. Due to the recent high cost of soybean oil, however, we have significantly limited our use of soybean oil. Between 1980 and 2008, the average price for soybean oil was approximately 23.5 cents per pound. Following a period of significant volatility in soybean oil prices in 2008, the price remained relatively stable throughout fiscal year 2009. In fiscal year 2009, the price of soybean oil ranged from a low of 28.23 cents per pound in March 2009, to a high of 36.81 cents per pound in December 2009, according to USDA’s February 2010 Oil Crops Outlook report. That report also indicates that the average January 2010 soybean oil price was approximately 34.88 cents per pound. The relative stability in soybean oil prices likely resulted from changing global economic conditions triggered by the sharp decline in petroleum prices, the failure of various major U.S. financial institutions, the tightening of credit markets, and the economic downturn experienced by the U.S. and other countries. The charts below show U.S. soybean oil prices over the past ten years and for the past twelve months:
U.S. Soybean Oil Prices for the Past
10 Years

Marketing	Price
Year	(cents)
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03
2008/09	32.16
2009/10	33.5-36.5	(1)
U.S. Soybean Oil Prices
for Preceding Twelve-Month
Period

	Price
Month	(cents)
February	28.93
March	28.23
April	32.76
May	36.06
June	35.66
July	31.08
August	33.69
September	30.96
October	33.15
November	36.59
December	36.81
January	34.88	(1)

(1)	Preliminary Price
Source: USDA, Oil Crops Outlook Report, February 16, 2010

It takes more than seven pounds of soybean oil to make a gallon of biodiesel. Increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel we sell produced from soybean oil. Any increase in the price of soybean oil without a corresponding increase in the price of biodiesel will negatively impact our ability to generate revenues and profits. Due to high soybean oil prices, we have been using alternative forms of feedstock as substitutes for soybean oil to the greatest extent possible. These substitutes include animal fat and used cooking oil, as discussed above. However, prices for these alternative feedstocks have tended to increase along with the cost of soybean oil. Accordingly, we will continue to explore additional low-cost feedstocks. In 2009, only 8.5% of our total feedstock used consisted of soybean oil, which is a significant decrease from 2008 and 2007, in which 29.3% and 87.4%, respectively, of our total feedstock used was soybean oil.
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
To provide biodiesel with acceptable cloud points and pour points in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide acceptable cold weather properties for the Iowa market. However, we expect that our biodiesel marketer will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are currently producing biodiesel from animal fats, soybean oil, and used cooking oil. Approximately 91.5% of our biodiesel sales for fiscal year 2009 were animal fat biodiesel blends, which is a significant increase over the previous two years. In fiscal years 2008 and 2007, approximately 69.8% and 9.7% of our biodiesel sales were animal fat biodiesel blends. We have also produced a minimal amount of biodiesel from used cooking oil during fiscal 2009 and 2008. Since used cooking oil is a vegetable oil, biodiesel produced from used cooking oil has similar cold-flow properties to biodiesel produced from other vegetable oils, such as soybean oil. As a result, biodiesel produced from used cooking oil may be used in colder temperatures.

Hedging
Due to fluctuations in the price and supply of feedstock, we utilize forward contracting and hedging strategies to manage our commodity risk exposure and to optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations that result from our purchase of feedstock in the agricultural market and the sale of our biodiesel in the energy market. These markets are largely unrelated, so an increase in feedstock costs does not generally translate into an increase in the price of our biodiesel. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel currently produced to justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. In late 2007, our Board of Directors formed a Risk Management Committee, which has enacted a strict policy, intended to balance our hedging activities.
Pretreatment Costs
Crude vegetable oils, such as crude soy and corn oil, and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment removes the impurities from crude vegetable oils, crude animal fats, and waste greases, and prepares the feedstock to go through the biodiesel production process. Some types of feedstock need more treatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.
For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soy oil varied between 12 and 15 cents per pound in 2009. Our processing plant has pretreatment capabilities allowing us to utilize crude vegetable oil and many types of fat or grease as feedstock in our facility. This added flexibility allows us to choose the feedstock that will produce biodiesel in the most cost-effective manner possible.
Utilities, Energy & Infrastructure
Our biodiesel plant requires a significant and uninterrupted supply of electricity, natural gas, and water to operate. We entered into agreements with providers of these utilities as follows:
Electricity. Our plant requires a continuous supply of electricity. We entered into an Electrical Services Agreement with Sac County Electric Cooperative (now known as Raccoon Valley Electric Cooperative) to supply our electricity. Under the agreement, we pay Sac County Electric Cooperative a facility charge of $2,100 per month, plus regular rates for delivery of electricity to our plant. Our current delivery rate is $0.0567 per kilowatt.
Water. We require a significant supply of water—approximately 100,000 gallons of water per day. The City of Wall Lake drilled a well on the property adjacent to the plant to supply process water for our use. The City of Wall Lake has run a line from its pretreatment plant to our site to supply us with potable water. The rate currently charged by the City of Wall Lake for both process water and potable water is $1.00 per 1,000 gallons.
Natural Gas. Natural gas is a significant input to our manufacturing process. During the 2009 fiscal year, our natural gas usage was approximately 109,204 million British thermal units (“mmBTU”). Because the volume of animal fat processed through our plant has a large impact on the volume of gas we use, we estimate a usage between 100,000 mmBTU and 120,000 mmBTU for the 2010 fiscal year. We anticipate that we will average between 7,000 and 11,000 mmBTU per month. In fiscal year 2009, the average price that we paid for natural gas was $6.42 per mmBTU. Although the price we will pay for our natural gas during the 2010 fiscal year is uncertain, management expects that the cost will increase from the cost we experienced in 2009.

Patent, Trademarks and Licenses.
As part of our design-build agreement with REG, REG agreed to provide us a perpetual and irrevocable license to use any and all of its technology and propriety property related to or incorporated into the plant in connection with our operation, maintenance, and repair of the plant. Since this license is irrevocable, we do not expect REG’s termination of the MOSA or the rejection of the proposed consolidation with REG to affect our license of the REG proprietary technology that has been incorporated into the plant.
Government Regulation and Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The American Jobs Creation Act of 2004, the Energy Policy Act of 2005, and the Energy Independence and Security Act of 2007 have established the groundwork for biodiesel market development.
Renewable Fuels Standard
The Energy Policy Act of 2005 created the Renewable Fuel Standard (“RFS”) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (“EISA”) expanded the existing RFS (often referred to as “RFS2”) to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA provides that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue, and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. In 2008, however, the EPA announced that the RFS program in 2009 would be applicable to producers and importers of gasoline only, which meant that the 500 million gallons of biomass-based diesel required by the RFS2 under EISA was not required to be blended into U.S. fuel supplies in 2009. This was due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA RFS2 requirement for the use of 500 million gallons of biomass-based diesel.
In February 2010, the EPA published final regulations to implement the RFS2 program. The new rules set volume standards with respect to the amount of specific categories of renewable fuels. In particular, EPA combined the 2010 biomass-based diesel requirement of 650 million gallons with the 2009 biomass-based diesel requirement of 500 million gallons to require the use of 1.15 billion gallons of biomass-based diesel by the end of 2010.
EISA required as part of RFS2 that advanced biofuels reduce life-cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed for transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS2. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. In February 2010, the EPA published new rules to confirm that biodiesel made from soy oil complies with the 50% threshold for reduction in greenhouse gas emissions and therefore soy-based biodiesel qualifies to count toward the RFS2 requirement. The EPA cautioned that it is committed to reassess these determinations as the state of scientific knowledge continues to evolve.
The RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. There can be no assurances, however, that demand for biodiesel will be increased by the RFS or RFS2. As of June 22, 2009, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.69 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS program. Furthermore, any additional delays in the EPA’s implementation of the RFS2 biomass-based diesel rules could hinder the stimulation of additional biodiesel demand.

The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable fuel producers (“RIN generators”), as well as any party that procures or trades renewable identification numbers, either as part of their renewable fuel purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel an equivalence value of 1.5, such that each gallon of biodiesel used by an obligated party will be equal to one and one-half gallons credit towards its RFS compliance.
Production of biofuels, including both biodiesel and ethanol, may continue to increase at a faster pace than the RFS2 requirements. Should the supply of biofuels increase more rapidly than demand for biofuels, including biodiesel, it may lead to decreases in the selling price of biodiesel.
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
The American Jobs Creation Act of 2004 originally created the biodiesel mixture tax credits, including the excise tax credit and the income tax credit (collectively, the “blenders’ credit). That legislation, as amended, provides an excise tax credit of $1.00 per gallon and an income tax credit of $1.00 per gallon for biodiesel mixtures. The two credits are coordinated so that a taxpayer cannot claim both credits for the same biodiesel. The biodiesel blenders’ credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blenders’ credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The American Jobs Creation Act also streamlined the tax refund system for below-the-rack blenders to allow a tax refund of the blenders’ credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The biodiesel blenders’ credit expired on December 31, 2009. On December 9, 2009, the U.S. House of Representatives passed an extension of the blenders’ credit. That legislation would extend the blenders’ credit for one-year, through December 31, 2010. It would also make the extension retroactive to cover sales of biodiesel that occur after December 31, 2009. The Senate included an identical extension in legislation that it passed on March 10, 2010, but the Senate legislation must now be reconciled with the version passed by the House. It remains unclear if and when this reconciliation process will occur. The loss of the blenders’ credit decreases our revenue and has a significant adverse impact on our ability to generate a profit. Therefore, the expiration of this vital incentive could reduce the value of your investment.
The Energy Policy Act of 2005 also created an incentive for alternative fuel refueling stations. The provision permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010. Most recently, the American Recovery and Reinvestment Act of 2009 increased the credit to 50% (up to $50,000) for refueling property placed in service in 2009 or 2010. While it is unclear how this credit will affect the demand for biodiesel in the short-term, it may help raise consumer awareness of alternative sources of fuel and could positively impact future demand for biodiesel.

The Farm, Nutrition and Bioenergy Act of 2008 reauthorized the Commodity Credit Corporation, or CCC, Bioenergy Program. The program provides $55.0 million in mandatory funding in each of 2009 and 2010, $85.0 million in funding in 2011, and $105.0 million in funding in 2012 for producers of advanced biofuels derived from renewable biomass, including biodiesel, other than corn kernel. Biodiesel producers must apply for this credit and will be paid based on the quantity and duration of advanced biofuel production and on net nonrenewable energy content of the advanced biofuel. Funding to a single eligible producer may be limited to ensure equitable distribution of funding. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. As of December 31, 2009, WIE had received $298,476 under the program.
State Legislation
Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, required that all diesel fuel sold in the state contain a minimum of 2% biodiesel. Effective May 1, 2009, the Minnesota mandate increased to 5%. The 5% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year. In January 2010, however, due to extreme cold temperatures in Minnesota and reports of clogged fuel filters, the Minnesota Department of Commerce temporarily waived the requirement that No. 1 diesel fuel be blended with 5% biodiesel. The waiver was effective from January 15, 2010 to March 15, 2010. The waiver did not apply to No. 2 diesel fuel. The Minnesota biodiesel mandate will increase to 10% in 2012 and to 20% in 2015. The increases in 2012 and 2015 are subject to the satisfaction of certain statutory conditions. In July 2008 Massachusetts enacted a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. The Massachusetts Department of Energy Resources has announced that the mandate will begin on July 1, 2010.
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
Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
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
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (“OSHA”) governs our plant operations. OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows, and financial performance. These adverse effects could decrease or eliminate the value of our units.

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
As of the end of calendar year 2009, the National Biodiesel Board estimates that approximately 490 million gallons of biodiesel were produced in the United States. As of June 22, 2009 (the latest date for which data is available), the National Biodiesel Board reported that there were 173 operating biodiesel plants in the United States with a total annual production capacity of 2.69 billion gallons. One of these plants was undergoing expansion to increase its annual production capacity. Another 29 plants were reported to be in the planning stages or under construction as of June 2009. The additional combined capacity of these plants under construction or expansion is estimated at 427.8 million gallons per year. Accordingly, biodiesel supply may already far exceed demand for biodiesel. Currently, there are 15 existing biodiesel plants in Iowa, including our plant. However, several of these plants may not be operating, may not be operating at full capacity, or may never begin operations due to economic and market conditions. We expect that additional biodiesel producers may enter the market if the demand for biodiesel increases. As additional biodiesel plants are constructed and brought on line, we expect the supply of biodiesel to increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
We must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of animal fats, soybean oil, and other feedstocks and raw materials. A majority of biodiesel plants, including many of the largest biodiesel producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. Furthermore, producers may design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that increased biodiesel production will continue to increase the demand and cost of not only soybean oil, but also animal fats and other inputs. We expect this will make it more expensive for us to produce our biodiesel from soybean oil alternatives, such as animal fat, and will reduce our profit margins from biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel. Therefore, we cannot pass along increased feedstock costs to our biodiesel customers. In order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins when we are engaged in ordinary biodiesel production.
Many current plants are capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever types of feedstock provide the greatest return at any given time. This is beneficial because the cost of feedstock is the highest cost associated with biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity, lower nitrogen oxide (NOx) emissions, and higher cetane values. The tendency of animal-fat based biodiesel to gel at higher temperatures than soybean oil-based biodiesel, however, limits our ability to sell animal fat-based biodiesel during winter months.
Although most biodiesel plants are not equipped to process raw materials (such as soybeans) into feedstock (such as soybean oil), several of our competitors have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply like we are. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill, Inc., Ag Processing, Inc. (AGP), and ADM. Cargill, AGP and ADM have significant crush capabilities throughout North America and are large suppliers of soybean oil and own and operate their own biodiesel plants in the Midwest. Cargill, Inc. owns a 37.5 million gallon plant in Iowa Falls, Iowa and AGP owns a 30 million gallon per year plant in Sergeant Bluff, Iowa, both of which process soy oil into biodiesel. ADM has constructed an 85 million gallon plant in Velva, North Dakota that processes canola oil into biodiesel. Although Maple River Energy, LLC, recently commenced operation of a soy-crushing facility and biodiesel plant near Galva, Iowa, which is capable of crushing 3 million bushels of soybeans and producing 5 million gallons of biodiesel each year, that plant recently suspended operation. Increasing feedstock costs have spurred, and will likely continue to spur, additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.

Furthermore, we must compete with REG, the entity that currently manages our plant and markets our products. REG owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. Additionally, in June 2008, REG acquired a 35 million gallon per year plant in Houston, Texas, which now operates under the name REG Houston. In September 2009, REG acquired the assets of Nova Biofuels Seneca, LLC and Nova Biosource Technologies, LLC, including a biodiesel plant capable of producing 60 million gallons of biodiesel per year. REG has placed its previous plans to construct two additional biodiesel plants in Kansas and Louisiana on hold due to unfavorable economic and industry conditions. In February 2010, REG acquired Central Iowa Energy, LLC, located in Newton, Iowa, and merged with Blackhawk Biofuels, located in Danville, Illinois. Accordingly, we are in direct competition with REG for the acquisition of inputs and the sale of our products. Our MOSA does not prohibit REG from competing with us or from providing marketing and sales services to our competitors.
There are currently 8 other active biodiesel plants currently producing biodiesel in Iowa, other than our plant and the REG-owned plants. These plants are listed below.
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
•
Iowa Renewable Energy, LLC, located in Washington, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year from either vegetable oil or animal fat. This biodiesel plant was constructed by REG and is currently managed by REG.

•	Riksch Biofuels L.L.C., located in Crawfordsville, Iowa, is capable of producing 10 million gallons of biodiesel each year.
•	Sioux Biochemical, Inc., located in Sioux Center, Iowa, is capable of producing 2.0 million gallons of biodiesel each year.
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
Competition from Other Fuel Sources and Additives
The biodiesel industry competes with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Over the past several years, according to the Energy Information Administration, the price of diesel reached record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel. Since that time, however, diesel fuel prices have trended downward as oil prices have plummeted and the recent U.S. economic downturn and credit crisis have contributed to a decrease in demand for fuel in general. According to the Energy Information Administration, the average sales price of No. 2 ultra low sulfur diesel fuel in fiscal year 2009 was $2.47 per gallon, compared with an average sales price of $3.81 per gallon in fiscal year 2008. Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Following the trend of diesel prices, biodiesel prices declined from their peak in the summer of 2008. As of February 19, 2010, USDA’s National Weekly Ag Energy Round-Up reports that B100 biodiesel prices in Iowa ranged from $3.23 to $3.52 per gallon, which is up from a range of $2.60 to $2.95 per gallon in February 2008, but lower than the peak prices reached during the summer of 2008. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.

At least one large oil company has recently conducted a pilot program to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. As a result of an Internal Revenue Service interpretation of the application of certain biodiesel tax credits created under the Energy Policy Act of 2005, renewable diesel processed in traditional petroleum-refining equipment is currently eligible for the blenders’ tax credit. Opponents of the IRS interpretation argue that the blenders’ tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the IRS interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. However, the biodiesel blenders’ tax credit, as amended by the Emergency Economic Stabilization Act, reduced the credit available for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents per gallon. In 2007, ConocoPhillips and Tyson Foods announced a pilot program using animal fat from a Tyson processing plant as a feedstock to produce renewable diesel. In late 2008, however, ConocoPhillips and Tyson suspended the project due to unfavorable economics. Since renewable diesel is eligible for the 50 cent per gallon blenders’ tax credit, other large oil companies may decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than we do and may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely affected.
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
Dependence on One or a Few Major Customers
We are highly dependent upon REG for the successful marketing of our products and the procurement of adequate supplies of the inputs needed to produce our products. Pursuant to the MOSA with REG, REG has marketed all of the biodiesel and glycerin produced at our biodiesel facility and has procured all of the feedstock and chemical inputs necessary for the production of biodiesel at our facility. See “Sources and Availability of Raw Materials — Feedstock Procurement” and “Distribution of Principal Products” above for a description of the services REG currently provides us pursuant to the MOSA. The MOSA, as extended, will terminate on May 3, 2010. See “BUSINESS — Proposed Consolidation with REG” and “RISK FACTORS” for a discussion of the termination of the MOSA.

We do not have our own sales force or any other agreements with any third party for the marketing and sale of our products or the procurement of inputs. Prior to the termination of the MOSA, WIE will either have to negotiate a new contract for biodiesel and glycerin distribution services with REG, identify alternative providers of these services and negotiate contracts with these providers, or begin providing these services. This is a very short timeframe in which to make these arrangements, and each of these options carries significant risk for the company. There can be no assurance that the Company will be able to contract with a third party to provide biodiesel and glycerin distribution services on terms favorable to the Company, or that the Company would be able to hire individuals to perform these services. Any lack of a provider for these services would have a negative impact on our revenues and could have a material adverse effect on the Company. Accordingly, REG’s termination of the MOSA could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment.
Furthermore, we are in direct competition with REG due to its ownership and management of other existing biodiesel plants, including the two plants that REG recently acquired in connection with our failed consolidation with REG, and any failure by REG to comply with the terms of our MOSA could negatively impact our ability to generate revenues. The MOSA does not prohibit REG from competing with us or from providing services to our competitors, and it does not provide any procedures as to how REG will address any conflicts of interest that may arise during REG’s service to our plant and competitor plants. If REG places the interests of other biodiesel plants which it owns or manages ahead of our interests, our profitability may be negatively impacted. See “DESCRIPTION OF BUSINESS — Competition” and “RISK FACTORS.”
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water, and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Des Moines for the discharge of our wastewater into its wastewater reclamation facility. We recently entered into a one-year extension of this agreement, which will now expire on March 1, 2011. We are now subject to ongoing environmental regulation and testing. Thompson Environmental Consulting, Inc. assisted us in obtaining all of our required permits and continues to assist us in ongoing permitting matters. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. We estimate that we will spend approximately $50,000 to comply with federal, state, and local environmental laws over the next twelve months.
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
Employees
As of December 31, 2009, we had 28 full-time employees. We do not expect to hire any more employees in the near future. The chart below summarizes the type and number of positions that we employ as of December 31, 2009.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	16
Accounting Manager	1
Maintenance Supervisor	1
Maintenance Technicians	2
Administrative / Accounting Assistant	1
Shipping/Receiving	3
Operations Supervisor	1
Quality Assurance Coordinator	1
Laboratory Coordinator	1
Compliance Coordinator	1

Total	28

Our current general manager and operations manager are employed by REG and placed at our facility pursuant to our MOSA as extended by the Extension on Second Amendment to the MOSA dated March 16, 2010. Our current general manager, Larry Breeding, and operations manager, Joe Reed, were both hired by REG. We directly employ all other employees and have sole responsibility for the terms and conditions of their employment. Pursuant to the MOSA, as extended, REG is obligated to provide operations management at our facility. The specific services that REG must provide include the following:
The functions of the general manager under our management and operational services agreement are to:
•	Planning and scheduling biodiesel production to meet customer needs and marketing goals;
•	Monitor and maintain quality control processes;
•	Oversee facility and equipment maintenance;
•	Assist with regulatory affairs monitoring and compliance;
•	Assist with budgeting and the monitoring of labor and other expenses in the operation;
•	Development of an annual budget for presentation to and approval of Western Iowa Energy’s board of managers (“Board”);
•	Attend meetings of the Board and provide information upon its request;
•	Work with Western Iowa Energy’s Board to formulate Western Iowa Energy’s mission and goals;
•	Work towards achievement of such mission and goals;
•	Hire, terminate and replace Biodiesel Facility personnel as necessary; and
•	Such other duties as may be agreed between REG Services Iowa Energy.
As a result of REG’s termination of the MOSA, and the subsequent rejection by our unitholders of a proposed consolidation with REG, we may lose the services of our general manager and operations manager. We will either have to negotiate a new contract with REG for management services, identify alternative providers of these services and negotiate contracts with these providers, or hire a general manager and operations manager prior to May 3, 2010. This is a very short timeframe in which to make these arrangements, and each of these options carries significant risk for the company. There can be no assurance that the Company will be able to negotiate a new contract with REG or to contract with a third party to provide management services on terms favorable to the Company. There can also be no assurance that the Company would be able to identify and hire qualified individuals to perform these services. If WIE hires individuals for these positions, these individuals may encounter a steep learning curve. Any lack of management would have a negative impact on our revenues and could have a material adverse effect on the Company. Accordingly, REG’s termination of the MOSA could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment. See “BUSINESS — Proposed Consolidation with REG” and “RISK FACTORS.”

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

Risks Related to Our Business
Declines in the prices of biodiesel and glycerin will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand of biodiesel and glycerin, the price of diesel fuel, the level of government support, the availability and price of competing products, and domestic and global economic conditions. The total production capacity of biodiesel remains significantly above the level of demand for biodiesel, which may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.
During the fiscal year ended December 31, 2009, we operated at approximately 52.8% of our nameplate capacity. During January and February 2010, we were operating at approximately 23.5% of our nameplate capacity due to decline in the demand for biodiesel. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. We believe that the recent U.S. recession and global financial market turmoil may also depress biodiesel demand and prices. Biodiesel prices have significantly declined over the past two years. We expect that we will operate at similar low production levels throughout the first quarter of the 2010 fiscal year due to decreased biodiesel demand. Continued operations at less than full capacity will have a negative impact on our revenues. If Congress fails to enact an extension of the $1.00 federal tax credit for biodiesel, we expect that we will continue to operate at significantly less than full capacity indefinitely.
In addition, increased biodiesel production capacity has lead to increased supplies of co-products from the production of biodiesel, such as glycerin. These increased supplies have led to lower prices for glycerin. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products will result in decreased revenues.
Our business is sensitive to feedstock costs. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Biodiesel production at our plant requires significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the costs of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. As a result, increased feedstock cost may result in decreased profits. If we experience a sustained period of high or volatile feedstock costs, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant.
Our biodiesel plant processes primarily animal fats and a small amount of soybean oil, and the cost of feedstock represents approximately 70%-90% of our cost of production. In 2009, the cost of our primary feedstock, choice white grease, decreased by approximately 32.5% compared to 2008 and remained relatively consistent throughout the year. In 2008, by contrast, there was significant price volatility in the market for choice white grease, which was our primary feedstock. In July 2008, the price that we paid for choice white grease reached a record level of 50.75 cents per pound; however, the price dropped to 12.66 cents per pound in December 2008. If the cost of choice white grease increases as it did during most of fiscal year 2008, the cost advantages of utilizing choice white grease as a primary feedstock may diminish and our profits will be negatively affected.
The price for animal fats, including choice white grease, tends to move in relation to the price of other feedstocks, such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices generally tend to increase. Soybean oil prices were generally consistent throughout the fiscal year ended December 31, 2009. According to the USDA’s Oil Crops Outlook report for February 2010, the average price for soybean oil during the twelve-month period ending December 31, 2009 was 33.01 cents per pound. By contrast, soybean oil prices during the fiscal year ended December 31, 2008 were extremely volatile, spiking to approximately 62.43 cents per pound in June 2008 and subsequently dropping to 29.30 cents per pound in December 2008. The USDA forecasted that soybean oil prices during the period from October 2009 to September 2010 would be between 33.5 cents per pound and 36.5 cents per pound.

Soybean prices may also be affected by other market sectors, as soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM, and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies typically crush soybeans based upon demand for livestock feed and they will not likely increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market. We also expect that competition for raw soy oil, animal fats and other feedstocks from other biodiesel producers may increase our cost of feedstock and harm our financial performance and reduce our profits. Any inability to obtain adequate quantities of feedstock at economical prices will result in increased costs and decreases in our profit margins.
Increases in the price of natural gas could reduce our profitability. Our results of operations and financial condition are significantly affected by the cost and supply of natural gas. Changes in the price and supply of natural gas are subject to and determined by market forces over which we have no control. The average price we paid for natural gas during the fiscal year ended December 31, 2009 was approximately 39.1% less than the average price we paid for natural gas during the fiscal year ended December 31, 2008. In 2008, natural gas prices significantly exceeded historical averages. According to the Energy Information Administration, the industrial price of natural gas averaged $9.58 per thousand cubic feet in 2008, reaching a peak price of $13.05 per thousand cubic feet in July 2008. In 2009, by contrast, the Energy Information Administration Reports that the industrial price of natural gas averaged $5.27 per thousand cubic feet, ranging from a low of $3.81 to a high of $7.43. A correlation can be made between high energy prices, which increase our profitability and at the same time increase our energy input costs. Conversely, when energy prices are low, our profit margins may decrease but the energy input costs will also be lower. Any increases in the price of natural gas will increase our cost of goods sold.
The price we pay for natural gas affects our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, natural disasters, overall economic conditions, and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture biodiesel for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
We are in competition with REG, our current plant manager and product marketer, which could place us at a competitive disadvantage and cause a conflict of interest for REG. We have contracted with REG for management, feedstock procurement, and marketing services for our plant. We are highly dependent upon REG to procure our inputs and market our products. We are also highly dependent upon REG’s experience and relationships in the biodiesel industry and its knowledge regarding the operation of the plant, as REG was also the design-builder of our plant.
REG operates its own biodiesel production facilities in Ralston, Iowa and Houston, Texas and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. REG recently acquired two additional biodiesel plants, one in Newton, Iowa, and the other in Danville, Illinois. This means that REG, our current plant manager and product marketer, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facilities and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant and marketing our products. Although we have entered into a management and operational services agreement with REG for management and marketing services, there is no assurance that REG’s performance of these services is not compromised by its own biodiesel production operations. As a result of REG’s termination of the MOSA, and the subsequent rejection by our unitholders of a proposed consolidation with REG, REG may no longer be bound by the restrictions contained in the MOSA.

If we are unable to negotiate a new agreement with REG, we may be placed at a greater competitive disadvantage in the biodiesel industry. Pursuant to our MOSA with REG, REG has provided management, feedstock procurement, marketing, and distribution services for our plant since we began operation. We are highly dependent upon REG’s experience and relationships in the biodiesel industry. We particularly benefit from the economies of scale that result from REG’s status as a major buyer of feedstock and other inputs and as a major distributor of biodiesel. We also benefit from REG’s reputation in the biodiesel industry for providing quality products. On April 3, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. In February 2010, the unitholders of WIE rejected a proposed consolidation with REG. The MOSA, as extended, will terminate as of May 3, 2010. If we are unable to negotiate a new agreement with REG, we will have to obtain the services of alternative providers of these services or hire employees to carry out these responsibilities. Without the economies of scale that REG provides, we may be unable to purchase feedstock and other inputs on the same terms that we currently purchase these inputs. Biodiesel buyers generally want a supplier that can deliver a significant volume of biodiesel at a consistent high quality in order to protect their brands. REG has proven that it can deliver both volume and quality to these buyers, and therefore has strong relationships with many of these buyers. Through our current relationship with REG, we are part of a larger network that can fulfill these requirements of biodiesel buyers. Without the involvement of REG and operating as a stand-alone plant, however, we may be unable to satisfy these demands of biodiesel buyers. Furthermore, we will be in direct competition with REG in the biodiesel market. Therefore, we may be unable to market our biodiesel and glycerin on the competitive terms that we have received pursuant to the MOSA. This may have a material adverse effect on our financial position and our members could lose some or all of their investment.
We may be unable to hire a qualified general manager or operations manager for our plant. Pursuant to our MOSA with REG, REG has provided a general manager and an operations manager for our plant since we began operation. On April 3, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. In February 2010, the unitholders of WIE rejected a proposed consolidation with REG. The MOSA, as extended, will terminate as of May 3, 2010. We do not have any personnel who are trained to fill these roles if we are unable to negotiate a new agreement with REG following the termination of the MOSA. If we are unable to negotiate a new agreement with REG, we may be unable to negotiate an agreement with an alternative provider of plant management services or we may be unable to identify and hire new employees to fill the roles of general manager and operations manager during the short period of time before the MOSA terminates. In addition, any new management personnel would require a period of training to learn about our plant and our operations. This may have a material adverse effect on our financial position and our members could lose some or all of their investment.
We may be unable to market and distribute our biodiesel and glycerin as a result of REG’s termination of the MOSA. Pursuant to our MOSA with REG, REG has marketed and distributed our biodiesel and glycerin since we began operation. We do not have relationships with our customers since we rely on REG’s relationships with purchasers of biodiesel and glycerin, nor do we have experience in marketing and distributing biodiesel and glycerin. On April 3, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. In February 2010, the unitholders of WIE rejected a proposed consolidation with REG. The MOSA, as extended, will terminate as of May 3, 2010. We do not have any personnel who are trained to market and distribute biodiesel and glycerin if we are unable to negotiate a new agreement with REG following the termination of the MOSA. If we are unable to negotiate a new agreement with REG, we may be unable to negotiate an agreement with an alternative biodiesel and glycerin marketer or distributor, or we may be unable to identify and hire new employees to carry out these responsibilities. If the new provider or new employees lack experience in the biodiesel industry, they may require a period of training to learn about the industry and to develop relationships with purchasers of biodiesel and glycerin. This may have a material adverse effect on our financial position and our members could lose some or all of their investment.
We may be unable to procure feedstock for our plant as a result of REG’s termination of the MOSA. Pursuant to our MOSA with REG, REG has procured all feedstock for our plant, including animal fats and soybean oil, since we began operation. We do not have relationships with suppliers of our feedstock since we rely on REG’s relationships with these suppliers. On April 3, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. In February 2010, the unitholders of WIE rejected a proposed consolidation with REG. The MOSA, as extended, will terminate as of May 3, 2010. We do not have any personnel who are trained to purchase feedstock if we are unable to negotiate a new agreement with REG following the termination of the MOSA. If we are unable to negotiate a new agreement with REG, we may be unable to negotiate an agreement with an alternative supplier of feedstock, or we may be unable to identify and hire new employees to carry out these responsibilities. If the new provider or new employees lack experience in the biodiesel industry, they may require a period of training to learn about the industry and to develop relationships with suppliers of our feedstock. This may have a material adverse effect on our financial position and our members could lose some or all of their investment.

Our exclusive reliance on REG to manage our plant, procure our inputs and market our products could damage our profitability if REG fails to perform its obligations under the remaining term of the MOSA. We are highly dependent upon REG to manage our plant, procure our inputs, and market our products during the remaining term of our MOSA, which will continue until May 3, 2010. We do not have a soy crushing facility to supply our own raw soybean oil and we do not have any arrangements with other suppliers of feedstock. Rather, we depend upon REG to acquire our feedstock from third parties. If REG is unable to provide us with adequate feedstock or other inputs, we may have to decrease or halt operations which would adversely affect our ability to generate profits and adversely affect our financial obligations
In addition, we do not have a sales force of our own to market our biodiesel and glycerin and are highly dependent upon REG to market our products. If REG breaches the terms of the MOSA or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel and glycerin. Our lack of a sales force and reliance on REG to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could adversely affect our financial position. If REG does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Our reliance on REG may place us at a competitive disadvantage
We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We organized our company in September 2004 and commenced production of biodiesel at our plant in May 2006. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. We are presently, and will likely continue to be, dependent upon our directors to govern the business of the biodiesel plant. Most of our directors are experienced in business generally but have limited or no prior experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors had no prior expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors.
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
We compete with other biofuels plants for key management and other personnel who are critical to our success. Pursuant to the MOSA, REG hired Larry Breeding to be general manager and Joe Reed to be operations manger of our plant, each of whom has experience with biofuels production facilities. As a result of REG’s termination of the MOSA, we may be forced to identify and hire new individuals to fill these positions or to contract with another provider of plant management services. There are a limited number of individuals with expertise in this area. In addition, we may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. Our failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure.

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
There are doubts about our ability to continue to generate positive cash flow and if we are unable to continue our business, our units may have little or no value. As discussed in Note 14 to the accompanying financial statements, the biodiesel industry has faced numerous challenges since we commenced production, including significant volatility in the cost of its inputs. Although input costs have declined somewhat from their peaks during the summer of 2008, the price of biodiesel has also declined, which may result in lower profit margins since unlike many industries, historically, we have not been able to pass along increased input costs to our customers. A sustained narrow spread or any further reduction in the spread between biodiesel and feedstock prices, whether as a result of sustained high or increased feedstock prices or sustained low or decreased biodiesel prices, would adversely affect our results of operations and financial position.
Technological advances could significantly decrease the cost of producing biodiesel or result in the production of higher-quality biodiesel, and if we are unable to adopt or incorporate technological advances into our operations, our plant could become uncompetitive or obsolete. We expect that technological advances in the processes and procedures for processing biodiesel will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our plant less efficient or obsolete, or cause the biodiesel we produce to be of a lesser quality. Advances and changes in the technology of biodiesel production are expected to occur. These advances could also allow our competitors to produce biodiesel at a lower cost than cost at which we produce biodiesel. Our plant is a single-purpose facility and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than our competitors, which could cause our plant to become uncompetitive or obsolete. If our competitors develop, obtain, or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by significantly increasing our operating costs, as well as reducing our net income.
Risks Related to the Biodiesel Industry
The economic recession and tightening of credit markets has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The collapse of various major financial institutions and the federal government’s bailout and takeover of troubled financial institutions and corporations over the past year have caused economic upheaval in the United States and abroad. The United States is currently in an economic recession and credit markets remain constricted. We believe that these economic factors have contributed to a decrease in demand for fuel in general, including biodiesel, which may persist throughout all or parts of fiscal year 2010. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel remains low or declines further, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
The decline in crude oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price for biodiesel is correlated to the price for diesel, as biodiesel is used primarily as a diesel additive. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by crude oil prices. The global economic downturn has resulted in a rapid decline in crude oil and diesel prices. In January 2009, crude oil prices fell to their lowest level in more than four years, dropping to $31.76 per barrel, down from more than $130 per barrel in July 2008. Crude oil prices have rebounded somewhat to approximately $75 per barrel as of February 26, 2010. Additionally, average retail diesel prices have declined by approximately 40% since July 2008. Following the trend of crude oil and diesel prices, biodiesel prices have also fallen since July 2008. If crude oil and diesel prices remain low or decline even further, biodiesel prices will also likely remain low or decline further. This could make it difficult for us to produce and sell biodiesel at a profit and you could lose some or all of your investment as a result.

The recent downturn in the U.S. economy may limit our customer’s ability to pay for our biodiesel and co-products, which may adversely affect our ability to generate revenues In 2008, one of our customers defaulted on its contract with us for the purchase of biodiesel as a result of the current economic conditions. As a result, we sold the biodiesel to another customer for a lower price. We and other biodiesel producers who sold biodiesel to this customer remain in arbitration to resolve this dispute. If more of our customers become unable to pay for the biodiesel we produce, we may be forced to reduce production, and you may lose some or all of your investment.
The European Commission has imposed definitive anti-dumping and countervailing duties on biodiesel imported into Europe, which may negatively impact biodiesel demand and our revenues. In March 2009, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States. These tariffs have reduced European demand for biodiesel produced in the United States. In July 2009, the European Commission decided to extend these tariffs beyond their July 2009 expiration until 2014. These duties significantly increase the price at which U.S. biodiesel producers may be able to sell biodiesel in European markets, making it difficult or impossible to compete with European biodiesel producers and thereby increasing the supply and reducing overall demand for biodiesel produced in the United States. Accordingly, these duties on U.S. biodiesel imported into Europe could significantly harm our financial performance.
The RFS may not result in increased demand for biodiesel since existing biodiesel production capacity already exceeds the RFS requirement. The EPA recently published regulations to implement the Renewable Fuel Standard program as it was expanded in the Energy Independence and Security Act of 2007 (often referred to as “RFS2”). Pursuant to the new regulations, RFS2 requires that 1.15 billion gallons of biomass-based diesel be blended into the national fuel pool by the end of 2010, which amount combines the requirements of 2009 and 2010. In 2011, at least 800 million gallons of biomass-based diesel must be blended into the nation’s fuel pool; and in 2012, at least 1 billion gallons of biomass-based diesel must be blended into the national fuel pool. In each year thereafter, EPA must determine the level of biomass-based diesel required, which amount cannot be less than 1 billion gallons. At this time it is unclear what impact, if any, the RFS will have on biodiesel demand since national biodiesel production capacity already exceeds these requirements.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of June 22, 2009 (the most recent date for which data is available) was about 2.69 billion gallons per year, which is up from approximately 1.85 billion gallons per year as of September 2007. The National Biodiesel Board also estimates that plants under construction and expansion as of June 22, 2009 could add another 427.8 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.12 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board has reported that only 700 million gallons of biodiesel were produced in 2008 and estimates that only 490 million gallons were produced in 2009. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term, which could adversely affect our profits.
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2008, approximately 700 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce almost 4% of the 2008 domestic production if we operated at our annual nameplate production capacity. The National Biodiesel Board estimates the current dedicated U.S. biodiesel production capacity of existing biodiesel plants as of June 22, 2009 (the latest date for which information is available) is approximately 2.69 billion gallons per year. Further, plants under construction and expansion as of June 22, 2009, if completed, are expected to result in another 427.8 million gallons of annual U.S. biodiesel production capacity, for total annual production capacity of approximately 3.12 billion gallons. Thus the current annual production capacity of existing plants far exceeds 2008 annual biodiesel consumption, and will likely far exceed 2009 biodiesel consumption. As production capacity increases, our competition with other biodiesel producers for the sale of our products increases, especially if there is not a corresponding increase in demand for biodiesel. Many biodiesel plants do not operate at full capacity due to the discrepancy between annual domestic biodiesel consumption and annual U.S. biodiesel production capacity, among other factors. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy, which may be due in part to an increase in national excess production capacity without a corresponding increase in biodiesel demand in combination with the worsening economic conditions. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, we may be forced to suspend production at our plant and the value of your units could be decreased or eliminated.

Excess capacity in the biodiesel industry may cause increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant requires significant amounts of animal fats and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased in recent years, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. The Jacobsen Company reported average glycerin prices of 5 to 6 cents in February 2010. However, if the price of glycerin declines further, our revenues will be adversely affected and we could even be forced to pay to dispose of our glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins. If we experience a sustained period of high feedstock costs, such pricing may significantly decrease or eliminate our profit margins. Furthermore, REG currently owns and operates two biodiesel plants and recently acquired two additional biodiesel plants. This means that our current plant manager and product marketer, REG and its affiliates, are competitors for a limited supply of feedstock.
The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. We also expect to compete with plants that are capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. Such competition could result in lower prices for biodiesel, which would adversely affect our ability to generate profits and adversely affect our financial obligations.
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
Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is partially dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and is present in the United States. Although soybean rust has not found in Iowa, in 2009, it was found in 16 states, including as far north as Illinois. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such increase in cost would increase the cost of producing our biodiesel.

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
Several biofuels companies throughout the country have recently filed for Chapter 1l bankruptcy due to industry and economic conditions. Several biofuels companies have recently filed for Chapter 11 bankruptcy. Unfavorable worldwide economic conditions, the decreasing availability of credit, and volatile biofuels prices and input costs have likely contributed to the necessity of these bankruptcy filings. If biodiesel prices drop to extremely low levels or feedstock prices increase significantly, we may find ourselves in a similar situation to these other biofuels plants.
Risks Related to Regulation and Governmental Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the blenders’ tax credit for biodiesel mixtures, which has provided a tax credit of $1.00 per gallon of biodiesel. On December 31, 2009, the $1.00 federal tax credit expired and Congress has so far failed to enact an extension of this incentive for biodiesel production. Management expects that the expiration of the federal tax credit will negatively impact our ability to sell biodiesel. If Congress fails to enact an extension of the tax credit, it may be uneconomical for refiners of petroleum-based diesel to blend biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Unless the federal tax credit is extended, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.

A change in environmental regulations or violations thereof could be expensive and increase our costs. We are subject to extensive air, water, and other environmental regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations, and permits can often require expensive pollution-control equipment or operation changes to limit actual or potential impact to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations, and/or plant shutdowns. To the best of our knowledge, we have at all times been in complete compliance with these laws, regulations, or permit conditions and we have all permits required to operate our business. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to increase our operating costs and decrease our profits, negatively affecting our financial condition.
Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. We expect that one or more employees or associates of REG will continue to advise our directors throughout the remaining term of our MOSA with REG. We anticipate REG will continue to be involved in substantially all material aspects of our operations throughout the remaining term of our MOSA. Pursuant to our MOSA with REG, REG acquires feedstock and the basic chemicals necessary for our operation, and performs the sales and marketing functions for our plant. There is no assurance that our arrangements with REG are as favorable to us as they could have been if obtained from unaffiliated third parties. In addition, because of the extensive roles that REG has in the operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. REG is also one of our unitholders. Such conflicts of interest may negatively affect our financial performance and reduce the value of our units.
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
On April 3, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. In February 2010, the unitholders of WIE rejected a proposed consolidation with REG. The MOSA, as extended, will terminate as of May 3, 2010. As a result, REG may no longer have a significant interest in the success of our plant. Instead, REG may devote its primary efforts to its wholly owned biodiesel plants, including the two biodiesel plants that REG acquired in connection with the proposed consolidation with WIE. In addition, we may be unable to negotiate a new agreement with REG on terms that are as favorable as the terms under our current MOSA.
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
Even if we operate profitably, our lender may not approve future distributions of profits to our members. We have produced a net income of $1,622,075 as of our fiscal year ended December 31, 2009. Pursuant to our agreement with our lender, however, we must secure the prior written approval of our lender before declaring any distribution of profits. Accordingly, members may not receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.

ITEM 2.	PROPERTIES
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
In December 2009, the Company exercised an option to purchase approximately 35 acres of land adjacent to the property on which the plant is situated. The purchase was completed in January 2010 for a total cost of $70,496. Substantially all of our property, real and personal, serves as the collateral for our debt financing with Farm Credit Services of America, FLCA. Money borrowed under an Iowa Department of Economic Development loan is also secured by substantially all of the Company’s assets, but is subordinate to the agreements with Farm Credit Services of America, FLCA. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

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
In 2008, one of our customers defaulted on its contract with us for the purchase of biodiesel due to revocation of the customer’s letter of credit after we shipped the biodiesel for exporting. As a result, we sold the biodiesel to another customer for a lower price. We and other biodiesel producers who sold biodiesel to this customer are now in continued arbitration to resolve this dispute.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Reserved.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our membership units. We have created a qualified online matching service in order to facilitate trading of our units. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. The Company does not receive any compensation for creating or maintaining the matching service. The Company does not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer, or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.
Effective on May 18, 2009, the Company suspended trading on its qualified online matching service in connection with the proposed consolidation with REG. Following rejection of the proposed consolidation by the unitholders of the Company, and the subsequent termination of the Second Amended and Restated Asset Purchase Agreement by REG, the Company resumed operation of the matching service on March 29, 2010.
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

				# of
Quarter	Low Price	High Price	Average Price	Units Traded
2008 1st	$—	$—	$—	0
2008 2nd	$750	$750	$750	20
2008 3rd	$—	$—	$—	0
2008 4th	$950	$950	$950	10
2009 1st	$—	$—	$—	0
2009 2nd	$—	$—	$—	0
2009 3rd	$—	$—	$—	0
2009 4th	$—	$—	$—	0

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

				# of
Sellers Quarter	Low Price	High Price	Average Price	Units Listed
2008 1st	$750	$1,050	$900	31
2008 2nd	$1,000	$1,100	$1,050	45
2008 3rd	$1,000	$1,250	$1,125	30
2008 4th	$—	$—	$—	0
2009 1st	$750	$750	$750	20
2009 2nd	$—	$—	$—	0
2009 3rd	$—	$—	$—	0
2009 4th	$—	$—	$—	0

				# of
Buyers Quarter	Low Price	High Price	Average Price	Units Listed
2008 1st	$—	$—	$—	0
2008 2nd	$—	$—	$—	0
2008 3rd	$—	$—	$—	0
2008 4th	$—	$—	$—	0
2009 1st	$—	$—	$—	0
2009 2nd	$—	$—	$—	0
2009 3rd	$—	$—	$—	0
2009 4th	$—	$—	$—	0
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
Unit Holders
As of February 28, 2010, there were approximately 746 holders of our membership units.
Distributions
Distributions are payable at the sole discretion of our board of directors, subject to the provisions of the Iowa Revised Uniform Limited Liability Company Act and our operating agreement. Under our operating agreement, we may distribute a portion of the net profits generated from plant operations to our unit holders in proportion to the number of units held by each unit holder. A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding. Our unit holders are entitled to receive distributions of cash or property if and when a distribution is declared by our board of directors. However, there can be no assurance as to our ability to declare or pay distributions in the future or that past distributions (described below) will be indicative of future distributions.
Our operating agreement requires our directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. However, under our Master Loan Agreement, we are required to make additional loan payments based on excess cash flow. In addition, on June 5, 2008, we executed an amendment to our Master Loan Agreement, pursuant to which we agreed to an additional negative covenant prohibiting us from distributing any profits to the our members unless the proposed distribution is agreed to in writing by our lender. These loan covenants and restrictions are described in greater detail under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” As a result of our loan covenants and restrictions, we may be unable to make future distributions to our members, including for income tax purposes. Accordingly, if our lender does not allow us to make distributions on our units and our unit holders incur any tax liability as a result of unit ownership, our unit holders may be required to satisfy such liability with their personal funds.
We did not declare or pay any distributions during the fiscal years ended December 31, 2009 and December 31, 2008.

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
Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of WIE are authorized for issuance.

Sale of Unregistered Securities
We did not make any sales of equity securities that were unregistered during the fiscal year ended December 31, 2009.
Repurchases of Equity Securities
Neither we, nor anyone acting on our behalf, has repurchased any of our outstanding units.

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

Statement of
Operations Data:	2009	2008	2007	2006	2005
Revenues	$50,109,924	$79,782,833	$78,676,998	$31,991,876	$—

Cost of Goods Sold	$46,475,116	$75,431,492	$78,253,820	$23,715,252	$—

Gross Profit	$3,634,808	$4,351,341	$423,178	$8,276,624	$—

Operating Expenses	$2,052,040	$1,915,675	$1,750,886	$1,606,516	$282,249

Other Income (Expense)	$39,307	$(592,957)	$(1,278,545)	$(337,583)	$324,427

Net Income (Loss)	$1,622,075	$1,842,709	$(2,606,253)	$6,332,525	$42,178

Weighted Average Units Outstanding	26,447	26,447	26,447	25,674	15,405
Net Income (Loss) Per Unit	$61.33	$69.68	$(98.55)	$246.65	$2.74
Cash Distributions per Unit	$—	$—	$80.21	$—	$—

Balance Sheet Data:	2009	2008	2007	2006	2005
Total Assets	$35,804,989	$37,478,401	$49,080,864	$48,831,373	$26,530,635
Long-Term Debt, less current maturities	$3,262,222	$6,725,056	$12,366,667	$12,851,239	$10,432
Members’ Equity	$28,550,785	$26,928,710	$25,086,001	$29,813,568	$22,481,043
Units Outstanding at End of Year	26,447	26,447	26,447	25,674	15,405
Book Value Per Capital Unit	$1,079.55	$1,018.21	$948.54	$1,161.24	$1,459.33

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended December 31, 2009. This discussion should be read in conjunction with the financial statements and related notes for the fiscal year ended December 31, 2009.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Competition with other manufacturers in the biodiesel industry;
•	The availability and adequacy of our cash flow to meet our requirements;
•	Results of our hedging strategies;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;
•	Our ability to keep up with the latest technology for the production of biodiesel;
•	Decrease in the demand for biodiesel;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on third parties to market our products;
•	Our ability to identify and enter into contractual arrangements with third parties to procure feedstock for our plant and to market our products;
•	Fluctuations in petroleum prices;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in our business strategy, capital improvement or development plans;
•	Consequences of the domestic and global economic downturn and recent financial crisis;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or transportation industries;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;
•	Changes and advances in biodiesel production technology;
•	Our ability to continue to export our biodiesel;
•	Changes in federal, state, or local incentives for biodiesel production, including without limitation the expiration of the federal tax credit for biodiesel;
•	Changes to the rules related to the Renewable Fuels Standard;
•	Our ability to comply with the financial covenants in our loan agreements;

•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•
Changes to our operations related to the rejection of the proposed consolidation with REG, including without limitation our ability to retain and/or train a general manager for the plant, our ability to procure feedstock for our plant, and our ability to market and sell our finished products; and

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
Overview
Our revenues are derived from the sale and distribution of our biodiesel, glycerin, and fatty acid throughout the continental United States and internationally. We currently rely heavily on REG, Inc. to procure our feedstock and market our biodiesel, glycerin, and fatty acid. Through REG, we have been exporting some of our biodiesel internationally when we believe export sales will return greater profits than domestic biodiesel sales.
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
We expect to fund our operations during the next twelve months using cash flow from our continuing operations and our remaining credit facilities. Management is directing its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs. As part of these efforts, we plan, to the extent possible, to reduce feedstock costs by continuing to produce biodiesel from less-costly feedstocks, such as animal fat. A majority of the feedstock used in the production of our biodiesel for the calendar year of 2009 was animal fats, and predominately choice white grease.
Throughout 2009, we operated on an as-ordered basis. Under our as-ordered production philosophy, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. For the fiscal year ended December 31, 2009, we produced approximately 15,830,562 gallons of biodiesel at our plant and operated at an average of approximately 52.8% of our nameplate capacity. This is a significant reduction from fiscal year 2008, when we produced approximately 18,035,289 gallons of biodiesel and operated at an average of approximately 67% of our nameplate capacity.
The reduced production schedule in fiscal year 2009 is primarily due to the lower cost of petroleum diesel throughout the year. As a result of persistent low prices for petroleum diesel, as well as the failure of Congress to extend the biodiesel tax credit and the imposition of countervailing and anti-dumping duties on biodiesel by the European Union, we expect that we will continue to operate at lower production levels well into 2010. Although we have historically experienced higher demand during the summer months, in light of these other factors, there is no assurance that this trend will continue in 2010.

We are very reliant on REG to manage and direct the general operations of our plant. Pursuant to the MOSA, REG provides us with overall management, sales and marketing, and feedstock and chemical procurement services. On April 7, 2009, REG provided twelve months written notice of its intent to terminate the MOSA. The MOSA will terminate as of May 3, 2010. On February 24, 2010, the unit holders of WIE voted to reject a proposed consolidation of the Company with REG. The termination of the MOSA and the rejection of the proposed consolidation with REG may have a significant impact on the operations of WIE in 2010 and in future years. See “BUSINESS — Proposed Consolidation with REG” and “RISK FACTORS” for additional information.
Results of Operations
Comparison of Fiscal Years Ended December 31, 2009 and December 31, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses, and other items to total revenues in our statements of operations for the fiscal years ended December 31, 2009 and 2008.

	Fiscal Year Ended		Fiscal Year Ended
Income Statement Data	December 31, 2009		December 31, 2008
Revenues	$50,109,924	100.00%	$79,782,833	100.00%

Cost of Sales	$46,475,116	92.75%	$75,431,492	94.55%

Gross Profit	$3,634,808	7.25%	$4,351,341	5.45%

Operating Expenses	$2,052,040	4.10%	$1,915,675	2.40%

Operating Income	$1,582,768	3.16%	$2,435,666	3.05%

Other Income (Expense)	$39,307	0.08%	$(592,957)	(0.74)%

Net Income	$1,622,075	3.24%	$1,842,709	2.31%
Revenues
Our revenues from operations primarily come from biodiesel, fatty acid, and glycerin sales. The following table shows the sources of our revenues for the fiscal years ended December 31, 2009 and December 31, 2008:

	Fiscal Year Ended December 31, 2009		Fiscal Year Ended December 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$48,097,635	96.0%	$76,970,163	96.5%
Fatty Acid Sales	$939,542	1.9%	—	—
Glycerin Sales	$703,169	1.4%	$2,812,670	3.5%
USDA Bioenergy Program	$298,476	0.6%	—	—
Custom Processing	$71,102	0.1%	—	—

Total Revenues	$50,109,924	100.0%	$79,782,833	100%

Revenues from operations for the fiscal year ended December 31, 2009 totaled $50,109,924 compared with $79,782,833 for the fiscal year ended December 31, 2008. Included within our total revenues for the fiscal year ended December 31, 2009 and 2008 are approximately $6,986,655 and $10,068,612 respectively, in incentives we received or which were receivable from certain federal government incentive programs for the sale of our biodiesel. Revenues in fiscal year 2009 were approximately 37% lower than revenues in fiscal year 2008. The decrease in revenues was due primarily to decreased production and sales volume of biodiesel and its co-products, and lower per-unit sales prices for our biodiesel and its co-products.
Because biodiesel is primarily used as an additive to petroleum-based diesel fuel, biodiesel prices have generally correlated to diesel fuel prices. Diesel prices have climbed over the past several years, reaching record highs in the summer of 2008. Since that time, however, diesel fuel prices have since trended downward as oil prices have plummeted and the recent U.S. economic downturn and credit crisis have contributed to a decrease in demand for fuel in general. According to the Energy Information Administration, the average sales price of No. 2 ultra low sulfur diesel fuel in fiscal year 2009 was $2.47 per gallon, compared with an average sales price of $3.81 per gallon in fiscal year 2008. The average sales price that we received for our biodiesel in fiscal year 2009 was $2.7961 per gallon, compared with an average sales price of $2.9150 in fiscal year 2008. As of February 19, 2010, USDA’s National Weekly Ag Energy Round-Up reports that B100 biodiesel prices in Iowa ranged from $3.23 to $3.52 per gallon, which is up from a range of $2.60 to $2.95 per gallon approximately one year ago.
Our results of operations benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. On December 31, 2009, the $1.00 federal tax credit expired and Congress has so far failed to enact an extension of this incentive for biodiesel production. Management expects that the recent expiration of the federal tax credit will negatively impact our ability to sell biodiesel. If Congress fails to enact an extension of the tax credit, it may be uneconomical for refiners of petroleum-based diesel to blend biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. See “BUSINESS — Government Regulation and Federal Biodiesel Supports.”
Biodiesel demand is also subject to significant seasonal variation. Based on historical trends, management anticipates that seasonal demand for biodiesel will decrease in the fall and winter months when blenders have typically decreased their biodiesel blend percentages due to cold-flow concerns. This seasonal variation has historically caused downward pressure on biodiesel sales prices.
The EPA recently published regulations to implement the Renewable Fuel Standard program as it was expanded in the Energy Independence and Security Act of 2007 (often referred to as “RFS2”). Pursuant to the new regulations, RFS2 requires that 1.15 billion gallons of biomass-based diesel be blended into the national fuel pool by the end of 2010, which amount combines the requirements of 2009 and 2010. In 2011, at least 800 million gallons of biomass-based diesel must be blended into the nation’s fuel pool; and in 2012, at least 1 billion gallons of biomass-based diesel must be blended into the national fuel pool. In each year thereafter, EPA must determine the level of biomass-based diesel required, which amount cannot be less than 1 billion gallons. At this time it is unclear what impact, if any, the RFS will have on biodiesel demand since national biodiesel production already exceeds these requirements. Our financial condition may be negatively affected if the RFS2 does not result in greater demand for biodiesel. See “BUSINESS — Government Regulation and Federal Biodiesel Supports.”
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of June 22, 2009 (the most recent date for which data is available) was about 2.69 billion gallons per year, which is up from approximately 1.85 billion gallons per year as of September 2007. The National Biodiesel Board also estimates that plants under construction and expansion as of June 22, 2009 could add another 427.8 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.12 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board has reported that only 700 million gallons of biodiesel were produced in 2008 and estimates that only 490 million gallons were produced in 2009. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
Lower crude glycerin sales prices in fiscal 2009 compared to fiscal 2008 and lower production levels of crude glycerin also contributed to lower total revenues in fiscal year 2009. The average sales price for our glycerin decreased by 11.7% for the year ended December 31, 2009 compared to the average sales price for glycerin for the year ended December 31, 2008. The sales price of glycerin has decreased due to the abundant supply of crude glycerin. In addition, since crude glycerin is a by-product of the production of biodiesel, our production level of glycerin also decreased in 2009. As a result of the reduced biodiesel production levels nationally following the lapse of the federal biodiesel tax credit, management expects crude glycerin prices to increase.

During the fiscal year ended December 31, 2009, WIE received $298,476 from the Commodity Credit Corporation Bioenergy Program. See “ITEM 1. BUSINESS — Government Regulation and Federal Biodiesel Supports - Federal Biodiesel Supports and Programs.” WIE did not receive any revenue from the Bioenergy Program during the fiscal year ended December 31, 2008.
During the fiscal year ended December 31, 2009, WIE was retained by several companies to process experimental oils through the use of its pretreatment system. WIE received $71,102 for its custom processing services during the fiscal year ended December 31, 2009. WIE did not receive any revenue from custom processing during the fiscal year ended December 31, 2008.
Cost of Goods Sold
Although our sales volume decreased 38% from fiscal 2008 to fiscal 2009, our cost of goods sold as a percentage of our revenues decreased approximately 1.8% from fiscal 2008 to fiscal 2009. Cost of sales for our products for the year ended December 31, 2009 was $46,475,116, compared to $75,431,492 for the year ended December 31, 2008. This is primarily due to the combination of the historically high biodiesel prices that were experienced during a large part of fiscal year 2008 and our utilization of lower-cost feedstocks during fiscal 2008. Average biodiesel sales prices in 2009 were significantly lower than in 2008. In order to minimize our cost of sales, in 2008, we began to increase our use of lower-cost feedstocks, such as animal fats and used cooking oils, in place of higher-cost feedstocks, such as soybean oil. We continued this practice throughout the fiscal year ended December 31, 2009. In fiscal year 2009, approximately 91.5% of the feedstock used in our biodiesel production was animal fats and 8.5% was soybean oil. In particular, approximately 68.8% of our total feedstock usage in 2009 was choice white grease.
In 2009, the average price we paid for choice white grease was 24.92 cents per pound, which represents a decrease of approximately 36.9% from the price we paid in fiscal year 2008. The price of choice white grease was relatively stable throughout 2009. By contrast, in 2008, the average price we paid for choice white grease was 39.50 cents per pound.
Our average cost of methanol, another input into the biodiesel production process, decreased by approximately 52.0% per gallon for fiscal year 2009 compared to 2008 due to increased world supply.
The average price we paid for natural gas during the fiscal year ended December 31, 2009 was approximately 39.1% less than the average price we paid for natural gas during the fiscal year ended December 31, 2008. In 2008, natural gas prices significantly exceeded historical averages. According to the Energy Information Administration, the industrial price of natural gas averaged 9.67 per thousand cubic feet in 2008, reaching a peak price of 13.05 per thousand cubic feet in July 2008. In 2009, by contrast, the Energy Information Administration Reports that the industrial price of natural gas averaged $5.27 per thousand cubic feet, ranging from a low of $3.81 to a high of $7.43. A correlation can be made between high energy prices, which increase our profitability and at the same time increase our energy input costs. Conversely, when energy prices are low, our profit margins may decrease but the energy input costs will also be lower. Any increases in the price of natural gas will increase our cost of goods sold.
The price for animal fats, including choice white grease, tend to move in relation to the price of other feedstocks, such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices generally tend to increase. Soybean oil prices were generally consistent throughout the fiscal year ended December 31, 2009. According to the USDA’s Oil Crops Outlook report for February 2010, the average price for soybean oil during the twelve-month period ending December 31, 2009 was 33.01 cents per pound. The report also indicates that during that period, the price of soybean oil reached a low of 28.23 cents per pound in March 2009 and a high of 36.81 cents per pound in December 2009. By contrast, soybean oil prices during the fiscal year ended December 31, 2008 were extremely volatile, spiking to approximately 62.43 cents per pound in June 2008 and subsequently dropping to 29.30 cents per pound in December 2008. The USDA forecasted that soybean oil prices during the period from October 2009 to September 2010 would be between 33.5 cents per pound and 36.5 cents per pound.

The prices for animal fats, including lard and edible tallow, have generally correlated to the price of soybean oil. In addition, animal fats are also used as a feed supplement. Therefore, animal fat prices are dependent in part on corn prices and the quality of the available corn supply. According to the USDA’s February 2010 Oil Crops Outlook report, the average prices for lard and edible tallow during the twelve-month period ending December 31, 2009 were 26.81 cents and 27.52 cents per pound, respectively. The estimated average lard and edible tallow prices for January 2010 were 28.60 cents and 29.48 cents per pound respectively. Increased demand for soybean oil and animal fats from increased biodiesel production or other changes in demand could keep soybean oil and animal fat prices higher than currently anticipated. If the RFS-2 increases demand for biodiesel, increased demand for feedstocks could result in an increase in the cost of those feedstocks.
Operating Expenses
Operating expenses for the fiscal year ended December 31, 2009 totaled $2,052,040, which is 7.1% higher than operating expenses of $1,915,675 for the same period in 2008. Our operating expenses as a percentage of revenues were 1.7% higher for the fiscal year ended December 31, 2009 than they were for the fiscal year ended December 31, 2008. These percentages were 4.10% and 2.40%, respectively. Our operating expenses for the fiscal year ended December 31, 2009, include approximately $450,000 in expenses that we incurred in connection with the proposed consolidation with REG, which includes legal fees, audit fees, accounting fees, and consulting fees. See “BUSINESS — Proposed Consolidation with REG.” We expect that our operating expenses for fiscal 2009 will remain fairly consistent if average plant production levels remain consistent.
Other Income (Expenses)
Our other income and expenses for the fiscal year ended December 31, 2009 increased from a net other expense of $592,957, or 0.74% of revenues, during the fiscal year ended December 31, 2008 to a net other income of $39,307, or 0.08% of revenues, during the fiscal year ended December 31, 2009. This change resulted primarily from the reduction in our interest expense from $759,243 during the fiscal year ended December 31, 2008 to $322,698 during the fiscal year ended December 31, 2009. The reduction in our interest expense resulted primarily from reducing the outstanding balance under our revolving line of credit by $1,720,000 and paying down our term loan by $1,800,000. The change from a net other expense to a net other income also resulted from our receipt of grant income in the amount of $231,525, which includes grant income in the amount of $131,525 from the Iowa Department of Economic Development’s (“IDED”) New Jobs Training Program and IDED’s forgiveness of a forgivable loan in the amount of $100,000. See “Liquidity and Capital Resources” below. Although we do not expect to receive any grant income in 2010, we expect that our other income will be similar for fiscal year 2010. We also expect our other expenses to decrease as we continue to reduce the outstanding principal of our debt.
Comparison of Fiscal Years Ended December 31, 2008 and 2007.
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2008 and December 31, 2007.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2008		December 31, 2007
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$79,782,833	100.00%	$78,676,998	100.00%

Cost of Sales	$75,431,492	94.55%	$78,253,820	99.46%

Gross Profit	$4,351,341	5.45%	$423,178	0.54%

Operating Expenses	$1,915,675	2.40%	$1,750,886	2.23%

Operating Income	$2,435,666	3.05%	$(1,327,708)	(1.69)%

Other Income (Expense)	$(592,957)	(0.74)%	$(1,278,545)	(1.63)%

Net Income (Loss)	$1,842,709	2.31%	$(2,606,253)	(3.31)%

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
Revenues from operations for the fiscal year ended December 31, 2008 totaled $79,782,833 compared with $78,676,998 for the fiscal year ended December 31, 2007. Included within our total revenues for the fiscal year ended December 31, 2008 and 2007 are approximately $10,068,612 and $10,081,726 respectively, in incentives we received or which were receivable from certain federal government incentive programs for the sale of our biodiesel. Revenues in fiscal year 2008 were approximately 1.4% greater than revenues in fiscal year 2007. The increase in revenues was due primarily to increased production and sales volume of biodiesel and its co-products, and higher per-unit sales prices for our biodiesel and its co-products.
Cost of Sales
Although our sales volume decreased 25% from fiscal 2007 to fiscal 2008, our cost of goods sold as a percentage of our revenues decreased approximately 4.91% from fiscal 2007 to fiscal 2008. Cost of sales for our products for the year ended December 31, 2008 was $75,431,492, compared to $78,253,820 for the year ended December 31, 2007. This is primarily due to the combination of the historically high biodiesel prices that were experienced during a large part of fiscal year 2008 and our utilization of lower-cost feedstocks during fiscal 2008. These factors allowed us to realize greater profit margins on the sales of biodiesel for the year ended December 31, 2008 as compared with the same period for 2007.
Operating Expenses
Our operating expenses for the year ended December 31, 2008 totaled $1,915,675, which is 9.4% higher than operating expenses of $1,750,886 for the same period in 2007. Our operating expenses as a percentage of revenues were 0.17% higher for the year ended December 31, 2008 than they were for the year ended December 31, 2007.
Other Income (Expenses)
Our other expenses for the year ended December 31, 2008 totaling $592,957 was 0.74% of our revenues. Our other expenses were significantly lower during the fiscal year ended December 31, 2008 than they were during the fiscal year ended December 31, 2007, in which other expenses totaled $1,278,545. The decrease in our other expenses resulted from a significant decrease in our interest expense between the year ended December 31, 2008 and the year ended December 31, 2007 of $1,400,721 and $759,243 respectively. The decrease in interest expense resulted from reducing the outstanding balance under our revolving line of credit from Farm Credit Services of America from $3,800,000 as of December 31, 2007 to zero as of December 31, 2008. We also paid down the balance outstanding under our term note from Farm Credit Services of America to $4,150,000 as of December 31, 2008, from $5,950,000 as of December 31, 2007.

Changes in Financial Condition for Fiscal Years Ended December 31, 2009 and 2008
The following table highlights the changes in our financial condition from December 31, 2008 to December 31, 2009:

	December 31, 2009	December 31, 2008
Current Assets	$7,424,221	$7,049,998
Current Liabilities	$3,991,982	$3,824,635
Members’ Equity	$28,550,785	$26,928,710
Current Assets
Current assets totaled $7,424,221 at December 31, 2009, an increase from $7,049,998 at December 31, 2008. The increase of $374,223 during this period is a result of an increase in trade accounts receivable from $1,428,521 as of December 31, 2008 to $3,106,676 as of December 31, 2009, as well as an increase in incentive receivables from $312,019 as of December 31, 2008 to $2,946,499 as of December 31, 2009. In addition, our inventory decreased from $4,510,457 at December 31, 2008 to $383,528 at December 31, 2009. The reduction in our inventory resulted from our decision to operate on an “as-ordered” production schedule beginning in November 2007. We initiated this production schedule in response to high feedstock prices and reduced biodiesel orders. Once we reduced our inventory in late 2007 and early 2008, we continued to maintain significantly lower levels of inventory. The decrease in our inventory also results from our decision to enter into two separate sales agreements with REG that provided for the sale of most of our remaining inventory of biodiesel at a fixed price on or about December 31, 2009. Pursuant to the terms of the sales agreements, title to the biodiesel transferred to REG on December 31, 2009, although WIE continued to store the biodiesel in its storage tanks into January 2010.
Current Liabilities
Current liabilities totaled $3,991,982 at December 31, 2009, up from $3,824,635 at December 31, 2008. The increase of $167,347 during this period resulted primarily from an increase in accounts payable and an increase in accrued wages and benefits during the fiscal year ended December 31, 2009. Total current liabilities also includes $333,008 that resulted from checks that we inadvertently processed in December 2009 that we normally would have processed in January 2010.
Members’ Equity
Members’ contributions at both December 31, 2009 and December 31, 2008 were equal to $23,516,376. Total members’ equity as of December 31, 2009 was $28,550,785, an increase from $26,928,710 as of December 31, 2008. The $1,622,075 increase in total members’ equity is a result of net income during the period.
Liquidity and Capital Resources
Comparison of Cash Flows for Fiscal Years Ended December 31, 2009 and December 31, 2008

	2009	2008
Net cash provided by operating activities	$3,394,861	$9,050,603
Net cash used in investing activities	$(161,747)	$(394,028)
Net cash used in financing activities	$(3,299,214)	$(8,622,223)

Net increase (decrease) in cash and equivalents	$(66,100)	$34,352

Operating Cash Flows
For the twelve months ended December 31, 2009, cash provided by operating activities decreased by $5,655,742 compared to the twelve months ended December 31, 2008. This decrease was the result of lower net income and changes in operating assets and liabilities. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.
Investing Cash Flows
For the twelve months ended December 31, 2009, cash used in investing activities decreased by $232,281 compared to the twelve months ended December 31, 2008. This decrease in cash used resulted from a decrease in expenditures for property, plant and equipment from the twelve months ended December 31, 2008.

Financing Cash Flows
For the twelve months ended December 31, 2009, cash used in financing activities decreased by $5,323,009 compared to the twelve months ended December 31, 2008. This change was largely due to a reduction in net payments on our revolving line of credit in 2009 compared to 2008 and an increase in payments on our long-term debt.
Comparison of Cash Flows for Fiscal Years Ended December 31, 2008 and December 31, 2007

	2008	2007
Net cash provided by (used in) operating activities	$9,050,603	$973,435
Net cash used in investing activities	$(394,028)	$(686,756)
Net cash used in financing activities	$(8,622,223)	$(282,953)

Net increase (decrease) in cash and equivalents	$34,352	$3,726

Operating Cash Flows
For the twelve months ended December 31, 2008, cash provided by operating activities increased by $8,077,168 compared to the twelve months ended December 31, 2007. This increase was the result of an increase in net income and changes in operating assets and liabilities.
Investing Cash Flows
For the twelve months ended December 31, 2008, cash used in investing activities decreased by $292,728 compared to the twelve months ended December 31, 2007. This decrease in cash used resulted from a decrease in expenditures for property, plant and equipment from the twelve months ended December 31, 2007. The decrease also resulted from our receipt of a sales tax refund related to plant construction costs in the amount of $443,535 during the fiscal year ended December 31, 2007. We received no such sales tax refund during the fiscal year ended December 31, 2008.
Financing Cash Flows
For the twelve months ended December 31, 2008, cash used in financing activities increased by $8,339,270 compared to the twelve months ended December 31, 2007. This change was largely due to an increase in borrowings under our revolving line of credit. It is also a result of a distribution to members of $2,121,314 during the fiscal year ended December 31, 2007. We made no distributions to members during the fiscal year ended December 31, 2008.
Indebtedness
Short-Term Debt Sources
On May 30, 2007, we entered into a Statused Revolving Credit Supplement to the MLA that provided for a revolving line of credit to finance eligible inventory and receivables. The aggregate amount available under the revolving line of credit was the lesser of (1) $4,000,000, or (2) the borrowing base as calculated pursuant to our credit facility with Farm Credit. The credit facility with Farm Credit provided several different interest rate options for the supplemental line of credit and we paid interest on the unpaid balance of the line in accordance with the interest rate option selected at the time we requested a draw on the line. The supplemental line of credit was set to expire on July 1, 2009. On May 11, 2009, WIE cancelled the supplemental line of credit, which was a condition to Farm Credit’s consent to the consolidation with REG, which is discussed above. WIE had no outstanding balance on the supplemental line of credit at the time of its cancellation.
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
On June 5, 2008, we executed an amendment to the MLA, pursuant to which we agreed to an additional negative covenant prohibiting us from distributing any profits to our members unless the proposed distribution is agreed to in writing by the administrative agent. As a result of this amendment, we may be unable to make future distributions to our members, including for income tax purposes.
As of December 31, 2009 and December 31, 2008, the balance outstanding on our term loan is $2,350,000 and $4,150,000, respectively. At December 31, 2009 and December 31, 2008, the balance outstanding under the revolving term loan is $2,630,000 and $4,350,000, respectively.
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. The Company was not in compliance with the minimum net worth requirement for the period ending May 31, 2009, and obtained a waiver for the violation. As of December 31, 2009, and for all other periods in 2009, we are in compliance with our loan covenants.
Although we were in compliance with our loan covenants as of December 31, 2009, we could fail to comply with one or more of our loan covenants in the future. Failure to comply with our loan covenants constitutes an event of default under our loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. There can be no assurance that our lender will waive any future failures to comply with any one or more of the loan covenants. In the event our lender declared a default under the loan agreements and elected to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment.

On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden Rural Electric Cooperative (Glidden REC) for a $740,000 no interest loan to be used for operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. Funds were first advanced on September 19, 2006. The outstanding balance of the loan as of December 31, 2009 and December 31, 2008 was $534,444 and $616,666, respectively. We have the right to prepay the loan in whole or in part without penalty. The loan is secured by a declining balance Standby Irrevocable Letter of Credit.
We have obtained subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development (“IDED”). The subordinated debt financing included a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with remaining unpaid principal due in December 2012. To receive a permanent waiver of the forgivable loan we were required to meet certain production and operations criteria. On April 30, 2009, IDED notified WIE that WIE had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan. The balance that is outstanding on the zero-interest deferred loan at December 31, 2009 is $207,500.
Contractual Obligations
The following sets forth our contractual obligations as of December 31, 2009, and the maturity of such obligations.

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	After 2014
Long-Term Debt Obligations	$5,721,944	$2,459,722	$224,444	$2,684,445	$353,333
Capital Lease Obligations
Operating Lease Obligations	$—	$35,627	$17,313	$—	$—
Purchase Obligations
Other Long-Term Liabilities Recorded on the Balance Sheet

Total	$5,721,944	$2,495,349	$241,757	$2,684,445	$353,333

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
Recently Adopted Accounting Standards. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105, Generally Accepted Accounting Standards, in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is the relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133, which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC. This guidance expands the disclosures about an entity’s derivative and hedging activities. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The Company prospectively implemented the new disclosure effective January 1, 2009. As a result of these requirements, the Company has included in its financial statements additional information regarding the Company’s use of derivatives and the risks that the Company is managing through the use of derivatives.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855, Subsequent Events, in the ASC. This guidance establishes principles and requirements for subsequent events. Specifically, it sets forth guidance pertaining to the period after the balance sheet date during which management should consider events or transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update 2010-09, which amended ASC Topic 855 to provide that SEC reporting companies evaluate subsequent events through the date their financial statements are issued. The Company has adopted this guidance.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We do not enter into these contracts as hedges for accounting purposes pursuant to the requirements of ASC Topic 815, Derivatives and Hedging.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our term note and supplemental revolving loan with Farm Credit. Specifically, we have $4,980,000 outstanding in variable rate debt as of December 31, 2009. The specifics of the line of credit and revolving loan are discussed in greater detail in “Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable	Interest Rate at	Adverse 10% Change in	Annual Adverse Change
Rate Debt at 12/31/09	12/31/09	Interest Rates	to Income
$2,350,000	3.50%	3.85%	$8,225
$2,630,000	3.50%	3.85%	$9,205
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
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At December 31, 2009 and December 31, 2008, we recorded a net liability and a net asset for derivative instruments of $2,587 and $61,360, respectively, with the related mark-to-market effects included in cost of sales in the statements of operations. During the fiscal year ended December 31, 2009, we recognized a net loss in earnings on derivative activities of $1,054,297, which is included in our cost of sales in our statements of operations.

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
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of December 31, 2009 and December 31, 2008, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical Adverse
	Fair Value	Change - Market Risk
December 31, 2009	$533,131	$53,313

December 31, 2008	$1,632,902	$163,290

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members
Western Iowa Energy, LLC
Wall Lake, Iowa
We have audited the accompanying balance sheets of Western Iowa Energy, LLC as of December 31, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Western Iowa Energy, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Iowa Energy, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company’s management and operational services agreement has been terminated and will expire in 2010 as well as the federal blender’s tax credit expired on December 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 31, 2010

WESTERN IOWA ENERGY, LLC
BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$300	$66,400
Margin deposits	58,445	285,295
Derivative instruments	—	61,360
Trade accounts receivable — related party	3,106,676	1,428,521
Other receivables	387,883	163,470
Incentive receivables	2,946,499	312,019
Inventory	383,528	4,510,457
Prepaid expenses and other assets	540,890	222,476

Total current assets	7,424,221	7,049,998

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,364,842	1,364,842
Office building and equipment	645,542	645,542
Plant and process equipment	33,854,309	33,683,185
Construction in progress	8,136	17,513

Total, at cost	35,872,829	35,711,082
Less accumulated depreciation	7,669,210	5,451,621

Total property, plant and equipment	28,203,619	30,259,461

OTHER ASSETS
Land options	596	596
Other investments	107,198	80,895
Loan origination fees, net of amortization	69,355	87,451

Total other assets	177,149	168,942

TOTAL ASSETS	$35,804,989	$37,478,401

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$333,008	$—
Accounts payable:
Trade	824,979	794,345
Related party	88,277	28,480
Current portion of long-term debt	2,459,722	2,729,110
Derivative instruments	2,587	—
Accrued interest	22,226	33,372
Accrued wages and benefits	107,664	71,570
Accrued payroll taxes	3,678	4,059
Accrued expenses — related party	103,537	117,620
Other current liabilities	46,304	46,079

Total current liabilities	3,991,982	3,824,635

LONG-TERM LIABILITIES
Long-term debt, less current portion above	3,262,222	6,725,056

Total liabilities	7,254,204	10,549,691

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	5,034,409	3,412,334

Total members’ equity	28,550,785	26,928,710

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$35,804,989	$37,478,401

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
REVENUES
Related parties	$43,123,269	$69,714,221	$68,595,272
Incentive funds	6,986,655	10,068,612	10,081,726

Total revenues	50,109,924	79,782,833	78,676,998

COST OF SALES	46,475,116	75,431,492	78,253,820

Gross profit	3,634,808	4,351,341	423,178

OPERATING EXPENSES
Consulting and professional fees	622,584	289,544	302,503
Office and administrative expenses	1,429,456	1,626,131	1,448,383

Total operating expenses	2,052,040	1,915,675	1,750,886

OTHER INCOME (EXPENSE)
Interest income	13,746	9,882	16,310
Interest expense	(322,698)	(759,243)	(1,400,721)
Grant income	231,525	—	—
Patronage dividends	116,734	156,404	105,866

Total other income (expense)	39,307	(592,957)	(1,278,545)

NET INCOME (LOSS)	$1,622,075	$1,842,709	$(2,606,253)

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$61.33	$69.68	$(98.55)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
MEMBERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

		Contributed	Retained
	Units	Capital	Earnings	Total

BALANCE, DECEMBER 31, 2006	26,447	$23,516,376	$6,297,192	$29,813,568

Distributions to members	—	—	(2,121,314)	(2,121,314)

Net loss for the year ended December 31, 2007	—	—	(2,606,253)	(2,606,253)

BALANCE, DECEMBER 31, 2007	26,447	23,516,376	1,569,625	25,086,001

Net income for the year ended December 31, 2008	—	—	1,842,709	1,842,709

BALANCE, DECEMBER 31, 2008	26,447	23,516,376	3,412,334	26,928,710

Net income for the year ended December 31, 2009	—	—	1,622,075	1,622,075

BALANCE, DECEMBER 31, 2009	26,447	$23,516,376	$5,034,409	$28,550,785

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,622,075	$1,842,709	$(2,606,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,235,685	2,208,288	2,183,988
Non cash portion of patronage dividends	(26,303)	(47,085)	(31,810)
Non cash forgiveness of debt	(100,000)	—	—
Effects of changes in operating assets and liabilities:
Margin deposits	226,850	1,141,923	(1,159,958)
Trade accounts receivable — related party	(1,678,155)	4,387,564	(1,484,736)
Other receivables	(224,413)	(157,473)	(5,997)
Incentive receivables	(2,634,480)	5,206	280,653
Inventory	4,126,929	4,587,894	(1,302,168)
Derivative instruments	63,947	(1,997,735)	3,204,124
Prepaid expenses and other assets	(318,414)	(34,114)	(155,155)
Accounts payable	90,431	(2,985,924)	2,466,093
Accrued interest	(11,146)	(67,170)	(15,422)
Accrued wages and benefits	36,094	14,881	10,128
Accrued payroll taxes	(381)	804	(30,264)
Accrued expenses — related party	(14,083)	117,620	(379,788)
Other current liabilities	225	33,215	—

Net cash provided by operating activities	3,394,861	9,050,603	973,435

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(161,747)	(394,028)	(1,130,291)
Sales tax refund received on plant construction costs	—	—	443,535

Net cash used in investing activities	(161,747)	(394,028)	(686,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checks issued in excess of bank balance	333,008	—	—
Net payments (borrowings) on revolving line of credit	—	(3,800,000)	3,800,000
Proceeds from long-term debt	12,627,000	8,082,566	10,109,472
Payments on long-term debt	(16,259,222)	(12,904,789)	(12,071,111)
Distributions to members	—	—	(2,121,314)

Net cash used in financing activities	(3,299,214)	(8,622,223)	(282,953)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,100)	34,352	3,726

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,400	32,048	28,322

CASH AND CASH EQUIVALENTS, END OF PERIOD	$300	$66,400	$32,048

See accompanying notes.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
Revenue Recognition
Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership which generally occurs upon delivery to customers. The Company recognizes revenue on biodiesel sales under bill and store relationships when certain criteria are met including, but not limited to the following; the buyer requests such transactions, terms are documented in written contracts, risk of ownership and title has passed to the buyer, the seller requests a schedule for delivery, the product is complete and ready to ship and the product is segregated from the Company’s inventory. For the year ended December 31, 2009 the Company recognized revenue of $1,750,458 under bill and store transactions with a related party.
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $105,712 at December 31, 2009 and 2008.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at December 31, 2009 and 2008.
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
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended December 31, 2009, 2008, and 2007 was $18,096.
Other Investments
Other investments consist of investments in the capital stock and patron equities of the Company’s primary lenders. The investments are stated at cost and adjusted for non cash patronage equities received.
Grant Income
Grant income consists of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Amounts are recorded as other income when there is no obligation to repay the organization.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
Earnings (Loss) Per Unit
Earnings (loss) per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of December 31, 2009, 2008, and 2007, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
December 31, 2009 and 2008
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133, which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC. This guidance expands the disclosures about an entity’s derivative and hedging activities. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company. The Company’s enhanced disclosures are included in Note 13.
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
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable at December 31, 2009 and December 31, 2008 was $2,946,499 and $312,019, respectively.
NOTE 3 — INVENTORY
Inventory consists of the following:

	December 31,	December 31,
	2009	2008

Raw material	$273,791	$496,028
Work in process	49,398	541,530
Finished goods	60,339	3,472,899

Total	$383,528	$4,510,457

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 4 — LAND OPTION
The Company entered into two land option agreements with a member to purchase approximately 73 acres of land for $2,000 per acre payable in units of ownership in the Company. The Company was required to pay option consideration in the amount of $2,000. The options extend to December 31, 2009 to purchase any part of the property or it shall expire automatically and be null and void and the option consideration shall be forfeited. In June 2005, the Company exercised one of the options and partially exercised the other for the purchase of approximately 39 acres of land. The Company issued 81 member units totaling $76,950 in exchange for the land. In December 2009, the Company exercised the remaining option of approximately 35 acres. The Company completed a cash purchase in January 2010 for a total cost of $70,496.
NOTE 5 — DEBT AND FINANCING
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	December 31,	December 31,
	2009	2008

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below	$2,350,000	$4,150,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below	2,630,000	4,350,000

Note payable to the Iowa Department of Economic Development — see details below	207,500	337,500

Note payable to Glidden Rural Electric Cooperative — see details below	534,444	616,666

Total	5,721,944	9,454,166
Less current portion	2,459,722	2,729,110

Long-term portion	$3,262,222	$6,725,056

The estimated future maturities of long-term debt at December 31, 2009 are as follows:

2010	$2,459,722
2011	112,222
2012	112,222
2013	202,222
2014	2,482,223
Thereafter	353,333

Total	$5,721,944

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of December 31, 2009 and 2008. The commitments consist of a $10,000,000 term note, a $7,430,000 reducing revolving credit note and a $570,000 letter of credit. As of December 31, 2009 and 2008, the balance outstanding under the term note was $2,350,000 and $4,150,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of December 31, 2009 and 2008, the balance outstanding under the reducing revolving credit note was $2,630,000 and $4,350,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. At December 31, 2009, the current portion of debt includes the estimated free cash flow requirements of $724,020. The agreements provide for several different interest rate options including variable and fixed options (3.50% and 4.00% variable on the term note and revolving credit note, as of December 31, 2009 and 2008, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $570,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The notes are secured by essentially all of the Company’s assets. At December 31, 2009, the Company had $4,800,000 of available borrowings under the reducing revolving credit note.
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. The Company was not in compliance with the minimum net worth requirement for the period ending May 31, 2009 and obtained waiver for said violation. As of December 31, 2009, except as noted above, the Company believes it is in compliance with said covenants.
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $207,500 and $337,500 at December 31, 2009 and 2008, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company was required to satisfy the terms of the agreement to receive a permanent waiver of the forgivable loan. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The forgiveness of the loan is reflected in other income in the accompanying statement of operations for the year ended December 31, 2009. The loan is secured by a security agreement including essentially all of the Company’s assets.
In July 2006, the Company entered into a rural development loan agreement under the Rural Electrification Act of 1936 with Glidden Rural Electric Cooperative. The original loan amount was $740,000 and requires monthly installments of $6,851, requiring no interest and commencing July 31, 2007. The loan is to be paid in full on or before the tenth anniversary date of the first advance of funds. The Company has issued an irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative as security for the note.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 7 — INCOME TAXES
As of December 31, 2009 and 2008, the book basis of assets exceeded the tax basis of assets by approximately $19,500,000 and $17,485,000, respectively.
The Company is subject to the following material tax jurisdictions: U.S. and Iowa. The tax years that remain open to examination by the Internal Revenue Service are 2005 through 2009. The tax years that remain open to examination by the Iowa Department of Revenue are 2005 through 2009. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no accrued interest or penalties related to uncertain tax positions as of December 31, 2009 or 2008.
NOTE 8 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	2009	2008	2007

Cash paid for interest	$333,845	$826,413	$1,416,143

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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the years ended December 31, 2009, 2008, and 2007, the Company incurred service fees of $572,995, $634,040, and $909,960, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the years ended December 31, 2009, 2008 and 2007, the Company purchased feed stocks of $2,839,352, $12,679,380, and $26,748,829, respectively. The amount payable to related parties as of December 31, 2009 and 2008 was $88,277 and $28,480, respectively.
The Company has recorded expense of $103,537, $117,620, and $-0- for the net income bonus payable to REG, Inc. for the years ended December 31, 2009, 2008 and 2007, respectively. The amounts are included in accrued expenses in the accompanying balance sheet.
On April 7, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement.
NOTE 10 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at December 31, 2009:

2010	$35,627
2011	17,813

Total	$53,440

Lease expense for the years ended December 31, 2009, 2008, and 2007 was $35,627.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 11 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the years ended December 31, 2009, 2008, and 2007, was $21,883, $22,855, and $23,396, respectively.
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31:

2009
Significant
		Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Commodity derivatives	$(2,587)	$(2,587)	$—	$—

2008
Significant
		Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Commodity derivatives	$61,360	$2,538	$58,822	$—

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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 13 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. These agreements expire throughout 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At December 31, 2009 and 2008, the Company had net derivative assets (liabilities) of $(2,587) and $61,360, respectively, related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following tables provide information on the location and amounts of derivative fair values in the balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	December 31, 2009	December 31, 2009
Derivatives not designated as hedging:

Commodity contracts — Heat Oil options and swaps	Current liabilities	$—	$(2,587)

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
During the year ended December 31, 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of income as follows:

	Location of net loss	Net income (loss)
	recognized in	recognized in income on
Derivatives not designated as	earnings on	derivative
hedging instruments	derivative activities	activities

Commodity contracts — Soybean oil futures and Heat Oil options and swaps	Cost of sales	$(1,054,297)
NOTE 14 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, crude oil has ranged in price from the mid-$30 per barrel to a high of $147 per barrel on the NYMEX. We also have experienced a wide swing in the price of soybean oil: between 25¢ per pound and 70¢ per pound. Because the Company is able to process multiple feed stocks, they have been able to process lesser expensive animal fats and vegetable oils into biodiesel that meets ASTM D 6751 standards. As a result, for the year ended December 31, 2009, the Company’s net income was $1,622,075. In addition, during the calendar year of 2009, the Company repaid approximately $3.6 million of its long-term obligations.
During the Company’s short history, it has dealt with the lack of a direct correlation between the cost of its inputs and the selling price of the products that it produces. On the input side, it has to work within the Agricultural market; and on the output side, it has to work within the Energy market. Historically, there has been no consistent relationship between those two markets. Because of the relationship of its business within differing markets, it is necessary that management stay abreast of the varying market conditions to determine the economic relationship that exists at any given time and under certain market conditions. Because of the subjectivity involved with the determination and relationships of market conditions, the uncertainties are exacerbated. The flexibility of the production facilities to process varying feed stocks adds to the Company’s ability to respond to the varying market conditions and to reduce some of the market uncertainties. The expiration of the federal blender’s tax credit on December 31, 2009, subject to any action that Congress may take in 2010, may also materially impair the Company’s ability to profitably produce and sell biodiesel.
The Company has also received from REG, Inc. a notice of termination of the management and operational services agreement (see Note 9). Therefore the current agreement will expire on April 1, 2010. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties. Additionally, on February 24, 2010 a vote was held by unitholders to approve the proposed asset purchase agreement and merger with REG (see Note 16). The Company failed to obtain the unitholder votes necessary to approve the transaction.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above, our ability to continue to generate positive cash flow is uncertain.
NOTE 15 — GAIN CONTINGENCIES
The Company’s primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery. As such no revenues have been recorded in the accompanying statement of operations for the year ended December 31, 2009 relating to estimated damages recoverable. Revenues will be recorded at which time the actual damages are determinable, which will likely occur upon receipt.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 16 — ASSET PURCHASE AGREEMENT
On May 11, 2009, the Company entered into an asset purchase agreement and plan of merger with REG, for the consolidation of the Company’s commercial-scale biodiesel production facility with REG and two other biodiesel producers. A new holding company (“Newco”), which was incorporated by REG, would own and operate the Company and other acquired companies. The holding company was to be owned by current REG investors and the current members of the Company as well as the members of the two other consolidating companies.
On February 24, 2010 a vote was held by unitholders to approve the proposed transactions and merger with REG. The Company failed to obtain the unitholder votes necessary to approve the transaction.
NOTE 17 — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results are as follows:
Year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$3,966,137	$10,899,985	$17,037,884	$18,134,816
Gross profit (loss)	(294,631)	369,129	1,606,965	1,882,243
Operating income (loss)	(754,741)	(175,824)	1,065,530	1,379,701
Net income (loss)	(629,492)	(259,934)	1,119,037	1,392,464
Basic and diluted earnings (loss) per unit	(23.80)	(9.83)	42.31	52.65
Year ended December 31, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$18,029,542	$27,601,282	$26,238,615	$7,913,394
Gross profit (loss)	1,784,314	2,467,747	2,093,569	(1,993,289)
Operating income (loss)	1,246,255	1,896,946	1,515,203	(2,222,738)
Net income (loss)	1,127,993	1,675,218	1,377,779	(2,338,281)
Basic and diluted earnings (loss) per unit	42.65	63.34	52.10	(88.41)
Year ended December 31, 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$14,254,980	$24,800,210	$21,262,859	$18,358,949
Gross profit (loss)	566,299	2,565,826	(734,715)	(1,974,232)
Operating income (loss)	128,304	1,990,272	(1,099,711)	(2,346,573)
Net income (loss)	(142,559)	1,629,537	(1,436,064)	(2,657,167)
Basic and diluted earnings (loss) per unit	(5.39)	61.62	(54.30)	(100.48)
The above quarterly data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.
NOTE 18 — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were available to be issued

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Eide Bailly LLP is our independent auditor at the present time. The Company has had no disagreements with its auditors.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our principal executive officer, William J. Horan, along with our principal financial and accounting officer, Joe Neppl, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures are defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective as of December 31, 2009.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2009, our integrated controls over financial reporting is effective based on those criteria.
Attestation Report of Registered Public Accounting Firm
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

Changes in Internal Control Over Financial Reporting
Our management, consisting of our principal executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by Item 10 is incorporated by reference from our definitive proxy statement relating to our 2010 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from our definitive proxy statement relating to our 2010 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by Item 12 is incorporated by reference from our definitive proxy statement relating to our 2010 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from our definitive proxy statement relating to our 2010 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from our definitive proxy statement relating to our 2010 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization of Western Iowa Energy, LLC.	1

3.2	Amended and Restated Operating Agreement of Western Iowa Energy, LLC	1

3.3	First Amendment to Amended and Restated Operating Agreement of Western Iowa Energy, LLC	6

10.1	Water Supply and Storage Agreement between the Incorporated City of Wall Lake, Iowa and Western Iowa Energy, LLC.	1

10.2	Master Loan Agreement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.3	Construction and Term Loan Supplement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.4	Construction and Revolving Term Loan Supplement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.5	Administrative Agency Agreement between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.6	Design/Build Agreement between Renewable Energy Group and Western Iowa Energy.	1

10.7	Management and Operational Services Agreement between West Central Cooperative and Western Iowa Energy, LLC.	1

10.8	Letter from CoBank regarding term extension for the Construction and Term Loan Supplement (exhibit 10.3) between Farm Credit Services of America and Western Iowa Energy, LLC.	1

10.9	Iowa Department of Economic Development VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note.	1

10.10	Statused Revolving Credit Supplement Agreement between Farm Credit Services, FLCA and Western Iowa Energy, LLC dated August 3, 2006.	2

10.11	Industry Track Agreement between Chicago Central and Pacific Railroad Company and Western Iowa Energy, LLC dated June 5, 2006.	2

10.12	Assignment and Pledge Agreement	2

10.13	Letter Agreement between Renewable Energy Group, LLC and Western Iowa Energy, LC regarding the issuance of 1,000 membership units to Renewable Energy Group, LLC	2

10.14	Rural Development Loan Agreement between Glidden Rural Electric Cooperative and Western Iowa Energy, LLC.	3

10.15	Amendment to Management and Operations Agreement between Renewable Energy Group, Inc. and Western Iowa Energy, LLC.	4

10.16	Amendment to Master Loan Agreement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

Exhibit		Method of
No.	Description	Filing
10.17	Amendment to Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

10.18	Statused Revolving Credit Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

10.19	Amendment to Master Loan Agreement between Farm Credit Services of America and Western Iowa Energy, LLC dated June 5, 2008.	7

10.20	Extension and Second Amendment to Management and Operational Services Agreement between Western Iowa Energy, LLC and Renewable Energy Group, Inc., dated March 16, 2010.	*

14.1	Code of Ethics	4

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference as filed on our Registration Statement on Form 10-SB, No. 000-51965, originally filed on May 2, 2006.

(2)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 18, 2006.

(3)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on November 14, 2006.

(4)	Incorporated by reference as filed on our Annual Report on Form 10-KSB filed on March 9, 2007.

(5)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 14, 2007.

(6)	Incorporated by reference as filed on our Quarterly Report on Form 10-Q filed on May 15, 2008.

(7)	Incorporated by reference as filed on our Form 8-K filed on February 12, 2009.

(*)	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: March 31, 2010	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: March 31, 2010	/s/ Joe Neppl
Joe Neppl
Chief Financial Officer (Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	/s/ William J. Horan
William J. Horan, Chairman, President,
Director (Principal Executive Officer)

Date: March 31, 2010	/s/ Kevin J. Ross
Kevin J. Ross, Secretary and Director

Date: March 31, 2010	/s/ John Geake
John Geake, Vice-Chairman and Director

Date: March 31, 2010	/s/ Warren L. Bush
Warren L. Bush, Director

Date: March 31, 2010	/s/ Wayne Seaman
Wayne Seaman, Director

Date: March 31, 2010	/s/ Nile Ramsbottom
Nile Ramsbottom, Director