Form 10-Q
period 2010-03-31
Western Iowa Energy, L.L.C.
filed 2010-05-14
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
(712) 664-2173
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 7, 2010, there were 26,447 membership units outstanding.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
WESTERN IOWA ENERGY, LLC
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,579	$300
Margin deposits	251,735	58,445
Trade accounts receivable — related party	27,667	3,106,676
Other receivables	69,734	387,883
Incentive receivables	—	2,946,499
Inventory	3,129,444	383,528
Prepaid expenses	203,177	540,890

Total current assets	3,718,336	7,424,221

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,435,928	1,364,842
Office building and equipment	645,542	645,542
Plant and process equipment	33,877,568	33,854,309
Construction in progress	20,252	8,136

Total, at cost	35,979,290	35,872,829
Less accumulated depreciation	8,231,418	7,669,210

Total property, plant and equipment	27,747,872	28,203,619

OTHER ASSETS
Land options	—	596
Other investments	124,078	107,198
Loan origination fees, net of amortization	64,830	69,355

Total other assets	188,908	177,149

TOTAL ASSETS	$31,655,116	$35,804,989

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$—	$333,008
Accounts payable:
Trade	651,160	824,979
Related party	22,007	88,277
Current portion of long-term debt	2,009,722	2,459,722
Derivative instruments	167,903	2,587
Accrued interest	9,005	22,226
Accrued wages and benefits	100,398	107,664
Accrued payroll taxes	5,480	3,678
Accrued expenses — related party	85,802	103,537
Other current liabilities	29,490	46,304

Total current liabilities	3,080,967	3,991,982

LONG-TERM LIABILITIES
Long-term debt, less current portion above	954,166	3,262,222

Total liabilities	4,035,133	7,254,204

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	4,103,607	5,034,409

Total members’ equity	27,619,983	28,550,785

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$31,655,116	$35,804,989

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

REVENUES
Related parties	$3,539,041	$3,070,068
Incentive funds	—	896,069

Total revenues	3,539,041	3,966,137

COST OF SALES	3,996,213	4,260,768

Gross loss	(457,172)	(294,631)

OPERATING EXPENSES
Consulting and professional fees	183,377	126,379
Office and administrative expenses	326,701	333,731

Total operating expenses	510,078	460,110

OTHER INCOME (EXPENSE)
Interest income	1,836	408
Interest expense	(31,640)	(91,893)
Grant income	—	100,000
Patronage dividends	66,252	116,734

Total other income	36,448	125,249

NET LOSS	$(930,802)	$(629,492)

BASIC AND DILUTED LOSS PER UNIT	$(35.19)	$(23.80)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(930,802)	$(629,492)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	566,733	557,934
Non cash portion of patronage dividends	(16,880)	(26,303)
Non cash forgiveness of debt	—	(100,000)
Effects of changes in operating assets and liabilities
Margin deposits	(193,290)	(34,089)
Trade accounts receivable — related party	3,079,009	865,112
Other receivables	318,149	(77,918)
Incentive receivables	2,946,499	2,137
Inventory	(2,745,916)	1,039,625
Derivative instruments	165,316	60,812
Prepaid expenses and other assets	337,713	48,675
Accounts payable	(240,089)	(52,191)
Accrued interest	(13,221)	(3,342)
Accrued wages and benefits	(7,266)	45,984
Accrued payroll taxes	1,802	1,452
Accrued expenses — related party	(17,735)	—
Other current liabilities	(16,814)	(16,774)

Net cash provided by operating activities	3,233,208	1,681,622

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(105,865)	(4,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in checks issued in excess of bank balance	(333,008)	—
Proceeds from long-term debt	1,150,000	1,700,000
Payments on long-term debt	(3,908,056)	(3,328,055)

Net cash used in financing activities	(3,091,064)	(1,628,055)

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,279	48,898

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	300	66,400

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,579	$115,298

See accompanying notes.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2009.
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $105,712 at March 31, 2010 and December 31, 2009.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accounts Receivable (Continued)
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at March 31, 2010 and December 31, 2009.
Derivative Instruments and Hedging Activities
Topic 815 of the Accounting Standards Codification (ASC), Derivatives and Hedging, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from ASC 815 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchase or normal sales are documented as such, and exempted from the accounting and reporting requirements of ASC 815. The Company does enter into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from ASC 815.
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
Depreciation expense for the three months ended March 31, 2010 and 2009 was $562,208 and $553,410, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended March 31, 2010 and 2009 was $4,525.
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
Income Taxes
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision has been calculated. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. Differences also exist in the treatment of expenses capitalized for inventory for tax purposes, prepaid expenses, and differences between depreciable lives and methods used for book and tax purposes.
Loss Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of March 31, 2010 and 2009, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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
New Accounting Standards
In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 and it did not have a material impact on the Company’s interim financial statements.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
New Accounting Standards (Continued)
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06, did not have a material impact on the Company’s financial position or results of operations.
In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect to the Company’s current practice.
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
The Company receives federal incentive revenues from the Volumetric Ethanol Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009. The amount of incentives receivable was $-0- and $2,946,499 as of March 31, 2010 and December 31, 2009.
NOTE 3 — INVENTORY
Inventory consists of the following:

	March 31,	December 31,
	2010	2009

Raw material	$414,986	$273,791
Work in process	725,649	49,398
Finished goods	1,988,809	60,339

Total	$3,129,444	$383,528

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 4 — DEBT AND FINANCING
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	March 31,	December 31,
	2010	2009

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below	$1,900,000	$2,350,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below	350,000	2,630,000

Note payable to the Iowa Department of Economic Development — see details below	200,000	207,500

Note payable to Glidden Rural Electric Cooperative — see details below	513,888	534,444

Total	2,963,888	5,721,944
Less current portion	2,009,722	2,459,722

Long-term portion	$954,166	$3,262,222

The estimated future maturities of long-term debt at March 31, 2010 are as follows:

2011	$2,009,722
2012	112,222
2013	224,722
2014	82,222
2015	202,222
Thereafter	332,778

Total	$2,963,888

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 4 — DEBT AND FINANCING (CONTINUED)
The Company has available loan commitments from Farm Credit Services of America and CoBank totaling $18,000,000 as of March 31, 2010 and December 31, 2009. The commitments consist of a $10,000,000 term note, a $7,430,000 reducing revolving credit note and a $570,000 letter of credit. In May 2010 the agreement was amended and the available commitment under the reducing revolving credit note was reduced by $2,000,000. As of March 31, 2010 and December 31, 2009, the balance outstanding under the term note was $1,900,000 and $2,350,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of March 31, 2010 and December 31, 2009, the balance outstanding under the reducing revolving credit note was $350,000 and $2,630,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. At March 31, 2010 and December 31, 2009, the current portion of debt includes the estimated free cash flow requirement of $725,000 as a result of the 2009 fiscal year end. The agreements provide for several different interest rate options including variable and fixed options (3.50% variable on the term note and revolving credit note, as of March 31, 2010 and December 31, 2009, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $570,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The notes are secured by essentially all of the Company’s assets. At March 31, 2010, the Company had $7,080,000 of available borrowings under the reducing revolving credit note.
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. As of March 31, 2010 and December 31, 2009, the Company believes it is in compliance with said covenants.
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $200,000 and $207,500 at March 31, 2010 and December 31, 2009, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company was required to satisfy the terms of the agreement to receive a permanent waiver of the forgivable loan. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The forgiveness of the loan is reflected in other income in the accompanying statement of operations for the three months ended March 31, 2009. The loan is secured by a security agreement including essentially all of the Company’s assets.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 4 — DEBT AND FINANCING (CONTINUED)
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Cash paid for interest	$44,861	$95,235

NOTE 7 — RELATED PARTY TRANSACTIONS
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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with West Central Coop and REG, Inc. For the three months ended March 31, 2010 and 2009, the Company incurred service fees of $65,107 and $41,006, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the three months ended March 31, 2010 and 2009, the Company purchased feed stocks of $-0- and $37,438, respectively. The amount payable to related parties as of March 31, 2010 and December 31, 2009 was $22,007 and $88,277, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 7 — RELATED PARTY TRANSACTIONS (CONTINUED)
On April 3, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement. The agreement was extended to May 31, 2010.
NOTE 8 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at March 31, 2010:

2011	$35,627
2012	8,907

Total	$44,534

Lease expense for the three months ended March 31, 2010 and 2009 was $8,907.
NOTE 9 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the three months ended March 31, 2010 and 2009, was $6,096 and $6,661, respectively.
NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the guidance set forth in ASC Topic 820 for assets and liabilities recognized at fair value on a recurring basis. This guidance provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, the guidance sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this guidance had an immaterial impact on the company’s financial statements. The guidance defines levels within the hierarchy as follows:
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
The following tables set forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

March 31, 2010
Significant
		Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(167,903)	$(167,903)	$—	$—

December 31, 2009
Significant
		Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(2,587)	$(2,587)	$—	$—

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
NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company adopted ASC Topic 815, Derivatives and Hedging, on January 1, 2009. This guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
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
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At March 31, 2010 and December 31, 2009, the Company had net derivative liabilities of $(167,903) and $(2,587), respectively, related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following tables set forth the fair value of derivatives not designated as hedging instruments as of March 31, 2010 and December 31, 2009, respectively:

	Liability Derivatives		Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts —
Heat oil swaps	Current liabilities	$(167,903)	Current liabilities	$(2,587)

During the three months ended March 31, 2010 and 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Statement of		Statement of
	Operations		Operations
	Location	(Gain) Loss	Location	(Gain) Loss
Commodity contracts —
Heat oil swaps	Cost of sales	$20,027	Cost of sales	$(124,278)

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 12 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, crude oil has ranged in price from the mid-$30 per barrel to a high of $147 per barrel on the NYMEX. We also have experienced a wide swing in the price of soybean oil: between 25¢ per pound and 70¢ per pound. Because the Company is able to process multiple feed stocks, they have been able to process lesser expensive animal fats and vegetable oils into biodiesel that meets ASTM D 6751 standards. As a result, for the year ended December 31, 2009, the Company’s net income was $1,622,075 and incurred a loss of $930,802 for the three months ended March 31, 2010. In addition, during 2009 and the three months ended March 31, 2010, the Company repaid approximately $6.3 million of its long-term obligations.
During the Company’s short history, it has dealt with the lack of a direct correlation between the cost of its inputs and the selling price of the products that it produces. On the input side, it has to work within the Agricultural market; and on the output side, it has to work within the Energy market. Historically, there has been no consistent relationship between those two markets. Because of the relationship of its business within differing markets, it is necessary that management stay abreast of the varying market conditions to determine the economic relationship that exists at any given time and under certain market conditions. Because of the subjectivity involved with the determination and relationships of market conditions, the uncertainties are exacerbated. The flexibility of the production facilities to process varying feed stocks adds to the Company’s ability to respond to the varying market conditions and to reduce some of the market uncertainties. The expiration of the federal blender’s tax credit on December 31, 2009, subject to any action that Congress may take in 2010, may also materially impair the Company’s ability to profitably produce and sell biodiesel. As a result of these factors, the Company warm idled its facility in April 2010.
The Company has also received from REG, Inc. a notice of termination of the management and operational services agreement (see Note 7). The current agreement has been extended, but will expire on May 31, 2010. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties. Additionally, on February 24, 2010 a vote was held by unitholders to approve the proposed asset purchase agreement and merger with REG (see Note 14). The Company failed to obtain the unitholder votes necessary to approve the transaction.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above, our ability to continue to generate positive cash flow is uncertain.
NOTE 13 — GAIN CONTINGENCIES
The Company’s primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery. As such no revenues have been recorded in the accompanying statement of operations for the three months ended March 31, 2010 relating to estimated damages recoverable. Revenues will be recorded at which time the actual damages are determinable, which will likely occur upon receipt.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
NOTE 14 — ASSET PURCHASE AGREEMENT
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
NOTE 15 — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended March 31, 2010, compared to the same period in fiscal year 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Cautionary Statements Regarding Forward Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we may make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Competition with other manufacturers in the biodiesel industry;
•	The availability and adequacy of our cash flow to meet our requirements;
•	Results of our hedging strategies;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion, and operations;
•	Changes in the amounts available under our credit facilities with Farm Credit;
•	Our ability to keep up with the latest technology for the production of biodiesel;
•	Decrease in the demand for biodiesel;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on third parties to market our products;
•	Fluctuations in petroleum prices;
•	Our ability to identify and enter into contractual arrangements with third parties to procure feedstock for our plant and to market our products;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in our business strategy, capital improvement, or development plans;
•	Consequences of the domestic and global economic downturn and recent financial crisis;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or transportation industries;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;
•	Changes and advances in biodiesel production technology;
•	Our ability to continue to export our biodiesel;
•	Changes in federal, state, or local incentives for biodiesel production, including without limitation the federal biodiesel blenders’ tax credit;
•	Changes to the rules related to the Renewable Fuels Standard;
•	Our ability to successfully re-start operations following the idling of our plant;

•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Our ability to comply with the financial covenants in our loan agreements;
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
Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing, and operating a 30 million gallon per year biodiesel manufacturing facility in Sac County, Iowa. References to “we,” “us,” and “our” refer to Western Iowa Energy, LLC. Since May 2006, we have been engaged in the production of biodiesel and glycerin. We derive our revenues from the sale and distribution of our biodiesel and glycerin throughout the continental United States and overseas.
In mid-April 2010 we idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. So long as our plant is idled, we do not expect to generate any revenue, other than revenue from finished product already on hand. The expiration of the blenders’ credit and our subsequent decision to idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan and reduce the amount of minimum working capital required pursuant to our loan covenants. For additional detail regarding our credit facilities, see “Liquidity and Capital Resources — Indebtedness.”
REG, Inc. (“REG”) manages and directs the general operations of our plant. However, REG has provided us with notice of its intent to terminate its management and operational services agreement (“MOSA”) with us. The original termination date of the MOSA would have been April 3, 2010, but we have entered into agreements with REG to extend the term of the MOSA through May 31, 2010. The extension of the MOSA modified REG’s responsibility to provide a general manager and an operations manager for our plant. Under the MOSA extension, REG remains obligated to provide the same general services to the plant, but is not obligated to provide a general manager and an operations manager. Instead, REG is obligated to provide services to us using various combinations of management personnel at REG’s sole discretion. Pursuant to the MOSA, we incurred management and operational service fees of $65,107 and $41,006 for the three months ended March 31, 2010 and March 31, 2009, respectively. The amount payable to REG as of March 31, 2010 was $22,007.
In light of the upcoming termination of the MOSA, we will need to either negotiate a new contract for these services with REG, identify alternative providers of these services and negotiate contracts with these providers, or begin providing these services on our own prior to May 31, 2010. This is a very short timeframe in which to make these arrangements, and each of these options carries significant risk for the company. There can be no assurance that the Company will be able to contract with a third party to provide management, sales, and marketing services on terms favorable to the Company, or that the Company will be able to hire individuals to perform these services. Any lack of a provider for these services would have a negative impact on our revenues and could have a material adverse effect on the Company. Accordingly, REG’s termination of the MOSA could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment.

On May 11, 2009, we entered into an Asset Purchase Agreement with REG providing for the sale of substantially all of our assets to REG. This agreement was later amended on August 7, 2009 and again on November 20, 2009. Under the agreement as amended, REG Wall Lake, LLC would have acquired substantially all of our assets and certain of our liabilities in exchange for a certain amount of common and preferred stock in REG Newco, Inc. The amended agreement also contemplated the consolidation of the business and operations of two other biodiesel plants, Central Iowa Energy, LLC and Blackhawk Biofuels, LLC, under REG Newco, Inc. However, the amended agreement was subject to several closing conditions, including the approval of a majority of the membership voting interests of WIE. On February 24, 2010, our unitholders voted against the proposed transaction, meaning that the transaction will not occur with respect to WIE. For additional details regarding this transaction, see “Liquidity and Capital Resources — Amended and Restated Asset Purchase Agreement with Renewable Energy Group, Inc.”
Results of Operations for the Three Months Ended March 31, 2010 and 2009
The following table shows the results of our operations for the three months ended March 31, 2010 and 2009, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$3,539,041	100.00%	$3,966,137	100.00%

Cost of Sales	$3,996,213	112.92%	$4,260,768	107.43%

Gross Profit (Loss)	$(457,172)	(12.92%)	$(294,631)	(7.43%)

Operating Expenses	$510,078	14.41%	$460,110	11.60%

Other Income (Expense)	$36,448	1.03%	$125,249	3.16%

Net Income (Loss)	$(930,802)	(26.30%)	$(629,492)	(15.87%)

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids, and soapstock. In the three months ended March 31, 2010, we also derived revenues from custom processing and storage. The following table shows the sources of our revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$3,040,322	85.91%	$3,809,079	96.04%

Glycerin Sales	$135,338	3.83%	$88,003	2.22%

Fatty Acid Sales and Soapstock Sales	$227,450	6.43%	$69,055	1.74%

Custom Processing and Storage	$135,931	3.83%	$—	—%

Total Revenues	$3,539,041	100.00%	$3,966,137	100.00%

Revenues from operations for the three months ended March 31, 2010 decreased by approximately 10.8% compared to revenues from operations for the three months ended March 31, 2009. This decrease in revenues is due primarily to a decrease in our number of gallons of biodiesel sold. During the three months ended March 31, 2010, we sold approximately 17% fewer gallons of biodiesel as compared to the same period in 2009. This decrease in number of gallons sold is a direct result of the expiration of the blenders’ tax credit for biodiesel mixtures. Unless and until this tax credit is extended, it may be uneconomical for blenders of petroleum-based diesel to blend biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Additionally, the average price per gallon we received for our biodiesel during the three months ended March 31, 2010 decreased approximately 3.8% compared to the same period from the prior year.
Revenue from sales of glycerin increased by approximately 53.8% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase in revenue is the net result of an increase in quantity sold and a decrease in glycerin prices. The average sales price for our glycerin decreased by approximately 26.6% during the three months ended March 31, 2010 compared to the same period the prior year. However, our quantity of glycerin sold increased by approximately 109.6% during the three months ended March 31, 2010 compared to the same period the prior year due to increased production. Revenue from sales of fatty acids increased approximately 100% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The average sales price for our fatty acids increased by approximately 58.3% during the three months ended March 31, 2010 compared to the same period the prior year. Additionally, our quantity of fatty acids sold increased by approximately 108.0% during the three months ended March 31, 2010 compared to the same period the prior year due to increased production.
For the three months ended March 31, 2010, we also derived revenues from custom processing and storage. Our revenues from custom processing are attributable to experimental processing that we conducted on behalf of another company. Our revenues from storage are attributable to storing product sold by us until the time the purchaser took possession of the product. During the three months ended March 31, 2010, we did not receive any incentive funds from the federal government, compared to the same period the prior year when we received $896,069 in incentive funds. We do not expect to receive any incentive funds so long as the federal blenders’ tax credit is not extended and so long as our plant remains idled.
During the first quarter of 2010, we rebuilt our in-house biodiesel inventories to establish our typical working inventory of approximately one million gallons. Management feels that this level of inventory helps us best service customer needs. Prior to the first quarter of 2010 our inventory levels had been reduced to near zero in order for us to capture as much blenders’ credit revenue as we could in 2009 prior to the expiration of the credit at year-end. Once we re-established our working inventory of approximately one million gallons, we resumed operating on an as-ordered basis, as we have done since November 2007. Under our as-ordered production philosophy, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. During the first quarter of 2010, we operated at an average of approximately 29.4% of our nameplate capacity.
Cost of Sales
While our absolute cost of sales for our products decreased during the three-month period ended March 31, 2010 compared to the three-month period from the prior year, our cost of sales as a percentage of our revenues increased from 107.43% of our revenues for the three months ended March 31, 2009, to 112.92% of our revenues for the three months ended March 31, 2010. This percentage increase is primarily due to an increase in the cost of our feedstocks from the previous year.
The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. During the three months ended March 31, 2010, approximately 76.7% of our total feedstock usage consisted of choice white grease, which represents a decrease from the same period during 2009 when 87.0% of our total feedstock usage was choice white grease. Our average animal fat costs for the three months ended March 31, 2010 were approximately 29.3% higher than our animal fat costs for the same period in 2009. Currently, animal fat prices remain less than soybean oil prices. Our average cost of methanol, another input into the biodiesel production process, decreased by approximately 16.8% during the first quarter of 2010 compared to the same period in the prior year. Finally, our average cost of natural gas decreased by approximately 2.6% during the first quarter of 2010 compared to the same period in the prior year.

Although we began idling our biodiesel plant in mid-April 2010, we have continued to acquire animal fats since that time at what we consider to be favorable prices so that we can quickly resume production if and when market conditions improve and we re-start operations at the plant.
Operating Expense
Our operating expenses as a percentage of revenues were higher for the three-month period ended March 31, 2010 than they were for the three-month period ended March 31, 2009. This increase was primarily due to an increase in our consulting and professional fees associated with our proposed consolidation with REG. In mid-April 2010 we idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. In connection with our plant idling, we laid off 15 full-time employees to reduce operating expenses, although we have agreed to pay for health and dental insurance for these individuals temporarily. We still have 13 full-time employees for safety and customer service needs. We do not expect to re-hire any employees until demand for biodiesel improves and we re-start operations at our plant.
Other Income (Expenses)
Our other income and expenses decreased from a net other income of $125,249, or 3.16% of revenues, as of March 31, 2009, to a net other income of $36,448, or 1.03% of revenues, as of March 31, 2010. This change resulted primarily from a decrease in patronage dividends from our lenders and the non-reoccurring grant income we recognized during the three-month period ended March 31, 2009 related to our forgivable loan from the Iowa Department of Economic Development.
Changes in Financial Condition for the Three Months Ended March 31, 2010
The following table highlights the changes in our financial condition for the three months ended March 31, 2010:

	March 31, 2010	December 31, 2009
Current Assets	$3,718,336	$7,424,221
Current Liabilities	$3,080,967	$3,991,982
Long-Term Debt	$954,166	$3,262,222
Members’ Equity	$27,619,983	$28,550,785
Current Assets. The decrease in current assets from $7,424,221 as of December 31, 2009, to $3,718,336 as of March 31, 2010, is primarily a result of a decrease in incentive receivables, a decrease in trade account receivables, and payments made on our long-term debt.
Current Liabilities. Our current liabilities decreased from $3,991,982 as of December 31, 2009, to $3,080,967 as of March 31, 2010. This decrease was due primarily to a decrease in checks issued in excess of our bank balance, a decrease in accounts payable, and a decrease in the current portion of our long-term debt.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, at March 31, 2010, as compared to December 31, 2009, was due to a decrease in the balance under our term note and our reducing revolving credit note with Farm Credit Services. During the three-month period ended March 31, 2010, we made payments totaling $450,000 to Farm Credit Services and payments totaling $2,280,000 under our revolving credit note.
Members’ Equity. Members’ contributions at March 31, 2010 and December 31, 2009 are $23,516,376. Retained earnings as of March 31, 2010 are $4,103,607 compared to $5,034,409 at December 31, 2009 due to our net loss during the three months ended March 31, 2010.

Liquidity and Capital Resources
Cash Flows
The following table shows cash flows for the three months ended March 31, 2010 and 2009:

	2010	2009
Net cash provided by operating activities	$3,233,208	$1,681,622
Net cash used in investing activities	$(105,865)	$(4,669))
Net cash used in financing activities	$(3,091,064)	$(1,628,055)

Net increase in cash and equivalents	$36,279	$48,898

Operating Cash Flows
For the three months ended March 31, 2010, cash provided by operating activities increased by $1,551,586 compared to the three months ended March 31, 2009. This increase was primarily the result of a greater net loss, changes in margin deposits, and changes in inventory, netted against changes in receivables, including trade account receivables, incentive receivables and other receivables and changes in prepaid expenses and other assets.
In mid-April 2010 we idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. So long as our plant is idled, we do not expect to generate any revenue, other than revenue from finished product already on hand. Although our capital needs are currently being adequately met through our credit facilities, any further reductions in the amount available for advancement under our revolving credit loan beyond the currently contemplated reduction may cause us to be unable to meet our capital needs. See “Liquidity and Capital Resources — Indebtedness.”
Investing Cash Flows
For the three months ended March 31, 2010, cash used in investing activities increased by $101,196 compared to the three months ended March 31, 2009. This increase in cash used resulted from an increase in expenditures for property, plant, and equipment during the three months ended March 31, 2010, primarily related to our exercise of a real estate option to purchase an additional approximate 35 acres adjacent to our plant site.
Financing Cash Flows
For the three months ended March 31, 2010, cash used in financing activities increased by $1,463,009, compared to the three months ended March 31, 2009. This increase resulted from decreased proceeds from our long-term debt, increased payments on our long-term debt, and a net decrease in checks issued in excess of our bank balance.
Indebtedness
Short-Term Debt Sources
We have issued a $570,000 irrevocable letter of credit from Farm Credit in favor of Glidden Rural Electric Cooperative (“Glidden REC”) as security for our loan with Glidden REC (discussed below under “Long-Term Debt Sources”). The letter of credit is set to expire on June 30, 2010.
Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to a Master Loan Agreement (“MLA”). CoBank, ACB is the administrative agent of Farm Credit pursuant to an Administrative Agency Agreement dated June 6, 2005. Pursuant to supplements to the MLA, the loan commitments from Farm Credit consist of a $10,000,000 term note, $7,430,000 reduced revolving credit note, and $570,000 letter of credit (discussed above under “Short-Term Debt Sources”). As of March 31, 2010, the balance outstanding on our term loan was $1,900,000. At March 31, 2010, the balance outstanding under the revolving credit loan was $350,000.

The expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan, inclusive of our $570,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, from $8,000,000 to $6,000,000 through July 31, 2010. We also agreed to amend the covenant in our loan agreement with Farm Credit pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan does not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement with Farm Credit. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000.
Our term loan requires quarterly payments of principal in the amount of $450,000, with a final payment due no later than December 20, 2011. We are also required to make annual payments of 50% of our “free cash flow,” as defined in our term loan agreement. At March 31, 2010, the current portion of debt on our balance sheet includes $725,000 for the free cash flow requirement based on our fiscal year 2009 results.
Subject to our May 14, 2010 agreement with Farm credit, advances under the revolving credit loan are available throughout the life of the commitment, although the amount of the commitment reduces semi-annually beginning July 1, 2012 and continuing through July 1, 2016, with the outstanding balance due and payable in full on July 1, 2016. At March 31, 2010, we had $7,080,000 of available borrowings under the revolving credit loan.
The term loan and the revolving credit loan each bear interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR. Each of the rates is subject to certain performance pricing adjustments. Additionally, our loan agreements with Farm Credit contain various covenants pertaining to minimum working capital and minimum net worth requirements. As of March 31, 2010, we are in compliance with these covenants. Our notes with Farm Credit are secured by substantially all of our assets.
On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden REC for a $740,000 no interest loan to fund operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of March 31, 2010 was $513,889.
We have obtained subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development (“IDED”). The subordinated debt financing included a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. On April 30, 2009, IDED notified WIE that WIE had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with remaining unpaid principal due in December 2012. The balance outstanding on the zero-interest deferred loan at March 31, 2010 is $200,000.
Amended and Restated Asset Purchase Agreement with Renewable Energy Group, Inc.
On February 24, 2010, our unit holders voted against entering into a proposed consolidation transaction with REG as described in this section. On November 20, 2009, we entered into a Second Amended and Restated Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Wall Lake, LLC, a wholly-owned subsidiary of Newco and an Iowa limited liability company (“REG Wall Lake”), having an effective date of May 11, 2009 (the “Amended and Restated Asset Purchase Agreement”), which superseded the original Asset Purchase Agreement between the parties dated May 11, 2009 and the Amended and Restated Asset Purchase Agreement between the parties dated August 7, 2009, and pursuant to which we would have consolidated our business and operations with REG under Newco (the “Transaction”). The proposed consolidation would have occurred through the acquisition by REG Wall Lake of substantially all of our assets and certain of our liabilities. In exchange, we would have received a certain amount of common and preferred stock in Newco. The Amended and Restated Asset Purchase Agreement also contemplated the consolidation of the business and operations of two other biodiesel plants, Central Iowa Energy, LLC and Blackhawk Biofuels, LLC, under Newco.

The Amended and Restated Asset Purchase Agreement was subject to several closing conditions, including the approval of a majority of our membership voting interests. The Amended and Restated Asset Purchase Agreement also contemplated our subsequent dissolution, which was subject to the approval of a 75% majority in interest of our membership voting interests. On February 24, 2010, our unit holders voted against the proposed consolidation by a vote of 38.04% in favor to 40.07% against, with 0.26% of unit holders abstaining. Our unit holders also voted against our proposed dissolution by a vote of 38.12% in favor to 39.99% against, with 0.26% of unit holders abstaining. Unit holders holding approximately 21.6% of the outstanding units failed to return ballots. Because our unit holders voted against these measure, the Transaction will not occur with respect to WIE.
Subsequent Events
In mid-April 2010 we idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. So long as our plant is idled, we do not expect to generate any revenue, other than revenue from finished product already on hand.
On May 13, 2010, we finalized an extension of the MOSA with Renewable Energy Group, Inc., REG Services Group, LLC and REG Marketing & Logistics Group, LLC. Pursuant to this extension, the term of the MOSA, as amended, shall continue through and terminate after May 31, 2010.
Effective May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan, inclusive of our $570,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, from $8,000,000 to $6,000,000 through July 31, 2010. We also agreed to amend the covenant in our loan agreement with Farm Credit pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan does not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement with Farm Credit. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000.
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
Long-Lived Assets. Depreciation and amortization of our property, plant, and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual useful lives.
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
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as we conduct all of our business in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We do not enter into these contracts as hedges for accounting purposes pursuant to the requirements of the FASB Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging.
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

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with Farm Credit. Specifically, we have $2,250,000 outstanding in variable rate debt as of March 31, 2010. The specifics of our credit facilities are discussed in detail in “Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable	Interest Rate at	Interest Rate Following	Annual Adverse Change
Rate Debt at 3/31/10	March 31, 2010	10% Adverse Change	to Income
$1,900,000	3.5%	3.85%	$6,650
$350,000	3.5%	3.85%	$1,225
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
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At March 31, 2010 and December 31, 2009, we recorded a net liability for derivative instruments of $167,903 and $2,587, respectively. During the fiscal quarter ended March 31, 2010, we recognized a net loss in earnings on derivative activities of $20,027, which is included in our cost of sales in our statements of operations.
Several variables could affect the extent to which price fluctuations in the cost of soybean oil and biodiesel impact our derivative instruments. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on the market movements, crop prospects, and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of March 31, 2010 and March 31, 2009, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change -
	Fair Value	Market Risk
March 31, 2010	$2,490,936	$249,094
March 31, 2009	$1,469,225	$146,923

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
The expiration of the biodiesel blenders’ federal tax credit could hinder our ability to operate at a profit and reduce the value of our units. On December 31, 2009 the biodiesel blenders’ tax credit for biodiesel mixtures expired. The blenders’ credit provided a tax credit of $1.00 per gallon of biodiesel. Congress has so far failed to enact an extension of this incentive for biodiesel production, which has led to decreased demand for biodiesel. The lack of the blenders’ credit contributed to our limited sales and reduced sales forecasts, which led to our decision to idle our plant in mid-April 2010. Until the federal tax credit is extended, we believe biodiesel markets will remain depressed and negatively impact our financial performance.
If our biodiesel plant is idled for a sustained period of time, we might not be able to meet our current liabilities and may experience losses. In mid-April 2010, we began idling our biodiesel plant due to limited sales and reduced sales forecasts. Management does not expect market conditions to improve until Congress extends the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. The blenders’ credit provided a tax credit to biodiesel blenders of $1.00 per gallon of biodiesel blended. Without this credit, it may be uneconomical for blenders of petroleum-based diesel to blend biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Unless the federal tax credit is extended, we believe that biodiesel will continue to suffer from decreased demand, resulting in depressed biodiesel markets. So long as our plant is idled, we do not expect to generate any revenue, other than revenue from finished product already on hand, and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. Failure to make the payments required under our loan agreements would constitute an event of default, entitling our lender to exercise any number of remedies, including foreclosure on its security interest in all of our assets. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
If our biodiesel plant resumes production, we may have difficulty in finding customers to purchase our biodiesel. We began idling our biodiesel plant in mid-April 2010 due to limited sales and reduced sales forecasts. If and when market conditions improve and we restart operations at the plant, our former customers may no longer desire to purchase biodiesel from us. Since the expiration of the tax credit, blenders of petroleum-based diesel have not blended as much biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Even if the blenders’ credit is extended, certain blenders may no longer have an interest in blending biodiesel with petroleum-based diesel fuel. It is also possible that since the time we ceased producing biodiesel, our former customers may have found other biodiesel producers from which to procure biodiesel. This may have a material adverse effect on our ability to sell our biodiesel and our members could lose some or all of their investment.
Further reductions in the amounts available under our credit facilities with Farm Credit may cause us to be unable to meet our capital needs. The expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, we agreed with Farm Credit to reduce the amount available under our revolving credit loan, inclusive of our $570,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, from $8,000,000 to $6,000,000 through July 31, 2010 and reduce the amount of minimum working capital required pursuant to our loan covenants. If Farm Credit further reduces the amounts available under our credit facilities or deems itself insecure and demands immediate payment of the amounts owed to it pursuant to our credit facilities, we may be unable to meet our capital needs. This could lead to our inability to operate the plant and cause our members to lose some or all of their investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit

10.1
Second Extension to Management and Operational Services Agreement between Western Iowa Energy, LLC and Renewable Energy Group, Inc., REG Services Group, LLC and REG Marketing & Logistics Group, LLC, dated May 2, 2010.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: May 14, 2010	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: May 14, 2010	/s/ Joe Neppl
Joe Neppl
Chief Financial Officer (Principal Financial and Accounting Officer)