Form 10-Q
period 2010-06-30
Western Iowa Energy, L.L.C.
filed 2010-08-13
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010.
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
As of August 9, 2010, there were 26,447 membership units outstanding.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN IOWA ENERGY, LLC
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,736	$300
Margin deposits	133,356	58,445
Trade accounts receivable — related party	303,789	3,106,676
Other receivables	—	387,883
Incentive receivables	—	2,946,499
Derivative instruments	34,889	—
Inventory	3,096,902	383,528
Prepaid expenses	146,258	540,890

Total current assets	3,796,930	7,424,221

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,435,928	1,364,842
Office building and equipment	645,542	645,542
Plant and process equipment	33,897,821	33,854,309
Construction in progress	—	8,136

Total, at cost	35,979,291	35,872,829
Less accumulated depreciation	8,782,841	7,669,210

Total property, plant and equipment	27,196,450	28,203,619

OTHER ASSETS
Land options	—	596
Other investments	124,078	107,198
Loan origination fees, net of amortization	60,306	69,355

Total other assets	184,384	177,149

TOTAL ASSETS	$31,177,764	$35,804,989

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$—	$333,008
Accounts payable:
Trade	419,847	824,979
Related party	15,096	88,277
Current portion of long-term debt	834,722	2,459,722
Derivative instruments	—	2,587
Accrued interest	8,588	22,226
Accrued wages and benefits	66,791	107,664
Accrued payroll taxes	3,574	3,678
Accrued expenses — related party	4,687	103,537
Other current liabilities	46,320	46,304

Total current liabilities	1,399,625	3,991,982

LONG-TERM LIABILITIES
Long-term debt, less current portion above	2,551,111	3,262,222

Total liabilities	3,950,736	7,254,204

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	3,710,652	5,034,409

Total members’ equity	27,227,028	28,550,785

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$31,177,764	$35,804,989

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES
Related parties	$2,995,789	$9,751,660	$6,534,830	$12,821,728
Incentive funds	—	1,148,325	—	2,044,394

Total revenues	2,995,789	10,899,985	6,534,830	14,866,122

COST OF SALES	2,977,013	10,530,856	6,973,226	14,791,624

Gross profit (loss)	18,776	369,129	(438,396)	74,498

OPERATING EXPENSES
Consulting and professional fees	99,084	248,257	282,461	374,636
Office and administrative expenses	285,997	296,696	612,698	630,427

Total operating expenses	385,081	544,953	895,159	1,005,063

OTHER INCOME (EXPENSE)
Interest income	649	944	2,485	1,352
Interest expense	(27,299)	(85,054)	(58,939)	(176,947)
Grant income	—	—	—	100,000
Patronage dividends	—	—	66,252	116,734

Total other income (expense)	(26,650)	(84,110)	9,798	41,139

NET LOSS	$(392,955)	$(259,934)	$(1,323,757)	$(889,426)

BASIC AND DILUTED LOSS PER UNIT	$(14.86)	$(9.83)	$(50.05)	$(33.63)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,323,757)	$(889,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,122,680	1,116,062
Non cash portion of patronage dividends	(16,880)	(26,303)
Non cash forgiveness of debt	—	(100,000)
Effects of changes in operating assets and liabilities
Margin deposits	(74,911)	(501,939)
Trade accounts receivable — related party	2,802,887	(1,449,250)
Other receivables	387,883	17,087
Incentive receivables	2,946,499	(510,548)
Inventory	(2,713,374)	(384,682)
Derivative instruments	(37,476)	271,506
Prepaid expenses and other assets	394,632	(852,470)
Accounts payable	(478,313)	1,424,728
Accrued interest	(13,638)	(1,775)
Accrued wages and benefits	(40,873)	24,137
Accrued payroll taxes	(104)	913
Accrued expenses — related party	(98,850)	(117,620)
Other current liabilities	16	—

Net cash provided by (used in) operating activities	2,856,421	(1,979,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(105,866)	(38,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in checks issued in excess of bank balance	(333,008)	—
Proceeds from long-term debt	2,925,000	7,927,000
Payments on long-term debt	(5,261,111)	(5,883,111)

Net cash provided by (used in) financing activities	(2,669,119)	2,043,889

NET INCREASE IN CASH AND CASH EQUIVALENTS	81,436	25,944

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	300	66,400

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,736	$92,344

See accompanying notes.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $105,712 at June 30, 2010 and December 31, 2009.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at June 30, 2010 and December 31, 2009.
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
Depreciation expense for the three months and six months ended June 30, 2010 was $551,424 and $1,113,632, respectively. Depreciation expense for the three months and six months ended June 30, 2009 was $553,604 and $1,107,014, respectively.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three and six months ended June 30, 2010 and 2009 was $4,524 and $9,048, respectively.
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
Loss Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of June 30, 2010 and 2009, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, animal fats, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
Fixed costs during the periods when the plant is idle are classified in cost of sales. Cost of sales during these periods primarily consists of labor, depreciation on process equipment, and other indirect costs.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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
The Company receives federal incentive revenues from the Volumetric Ethanol Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009. The amount of incentives receivable was $-0- and $2,946,499 as of June 30, 2010 and December 31, 2009.
NOTE 3 — INVENTORY
Inventory consists of the following:

	June 30,	December 31,
	2010	2009

Raw material	$539,405	$273,791
Work in process	1,387,430	49,398
Finished goods	1,170,067	60,339

Total	$3,096,902	$383,528

NOTE 4 — DEBT AND FINANCING
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	June 30,	December 31,
	2010	2009

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below	$725,000	$2,350,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below	1,975,000	2,630,000

Note payable to the Iowa Department of Economic Development — see details below	192,500	207,500

Note payable to Glidden Rural Electric Cooperative — see details below	493,333	534,444

Total	3,385,833	5,721,944
Less current portion	834,722	2,459,722

Long-term portion	$2,551,111	$3,262,222

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
The estimated future maturities of long-term debt at June 30, 2010 are as follows:

2011	$834,722
2012	112,222
2013	692,222
2014	1,582,222
2015	82,222
Thereafter	82,223

Total	$3,385,833

The Company has available loan commitments from Farm Credit Services of America and CoBank. The commitments consisted of a $10,000,000 term note, a $7,430,000 reducing revolving credit note and a $570,000 letter of credit. In May 2010, the agreement was amended and the available commitment under the reducing revolving credit note was reduced by $2,000,000. On August 5, 2010, the agreement was amended to extend the $2,000,000 reduction in the commitment under the reducing revolving credit note to October 31, 2010. As of June 30, 2010 and December 31, 2009, the balance outstanding under the term note was $725,000 and $2,350,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of June 30, 2010 and December 31, 2009, the balance outstanding under the reducing revolving credit note was $1,975,000 and $2,630,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The agreements provide for several different interest rate options including variable and fixed options (3.25% and 3.50% variable on the term note and revolving credit note, as of June 30, 2010 and December 31, 2009, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $570,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. In July 2010, the letter of credit was reduced to $490,000. The notes are secured by essentially all of the Company’s assets. At June 30, 2010, the Company had $3,455,000 of available borrowings under the reducing revolving credit note.
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. As of June 30, 2010 and December 31, 2009, the Company believes it is in compliance with said covenants.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $192,500 and $207,500 at June 30, 2010 and December 31, 2009, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company was required to satisfy the terms of the agreement to receive a permanent waiver of the forgivable loan. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The forgiveness of the loan is reflected in other income in the accompanying statement of operations for the three months ended March 31, 2009. The loan is secured by a security agreement including essentially all of the Company’s assets.
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Cash paid for interest	$72,577	$178,722

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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with REG, Inc. For the three and six months ended June 30, 2010, the Company incurred service fees of $27,803 and $92,910, respectively. For the three and six months ended June 30, 2009, the Company incurred service fees of $129,438 and $170,444, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the six months ended June 30, 2010 and 2009, the Company purchased feed stocks of $-0- and $37,438, respectively, from these related parties. The amount payable to REG, Inc. as of June 30, 2010 and December 31, 2009 was $15,906 and $88,277, respectively.
On April 3, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement.
NOTE 8 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at June 30, 2010:

2011	$35,627

Lease expense for the three and six months ended June 30, 2010 and 2009 was $8,907 and $17,814, respectively.
NOTE 9 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the six months ended June 30, 2010 and 2009, was $10,261 and $9,538, respectively.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
The following tables set forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

June 30, 2010
Significant
		Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial assets:

Commodity derivatives	$34,889	$34,889	$—	$—

December 31, 2009
Significant
		Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(2,587)	$(2,587)	$—	$—

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
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The Company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. These agreements expire throughout 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At June 30, 2010 and December 31, 2009, the Company had net derivative assets (liabilities) of $34,889 and $(2,587), respectively, related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following tables set forth the fair value of derivatives not designated as hedging instruments as of June 30, 2010 and December 31, 2009, respectively:

	Asset Derivatives		Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts —
Heat oil swaps	Current assets	$34,889	Current liabilities	$(2,587)

During the three months and six months ended June 30, 2010 and 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Statement of		Statement of
	Operations		Operations
	Location	(Gain) Loss	Location	(Gain) Loss
Commodity contracts —
Heat oil swaps	Cost of sales	$(208,414)	Cost of sales	$930,345

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Statement of		Statement of
	Operations		Operations
	Location	(Gain) Loss	Location	(Gain) Loss
Commodity contracts —
Heat oil swaps	Cost of sales	$(188,387)	Cost of sales	$806,067

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
NOTE 12 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since June of 2006. During that time, crude oil has ranged in price from the mid-$30 per barrel to a high of $147 per barrel on the NYMEX. We also have experienced a wide swing in the price of soybean oil: between 25¢ per pound and 70¢ per pound. Because the Company is able to process multiple feed stocks, they have been able to process less expensive animal fats and vegetable oils into biodiesel that meets ASTM D 6751 standards. As a result, for the year ended December 31, 2009, the Company’s net income was $1,622,075 and incurred a loss of $1,323,757 for the six months ended June 30, 2010. In addition, during 2009 and the six months ended June 30, 2010, the Company repaid approximately $6.0 million of its long-term obligations.
During the Company’s short history, it has dealt with the lack of a direct correlation between the cost of its inputs and the selling price of the products that it produces. On the input side, it has to work within the Agricultural market; and on the output side, it has to work within the Energy market. Historically, there has been no consistent relationship between those two markets. Because of the relationship of its business within differing markets, it is necessary that management stay abreast of the varying market conditions to determine the economic relationship that exists at any given time and under certain market conditions. Because of the subjectivity involved with the determination and relationships of market conditions, the uncertainties are exacerbated. The flexibility of the production facilities to process varying feed stocks adds to the Company’s ability to respond to the varying market conditions and to reduce some of the market uncertainties. The expiration of the federal blender’s tax credit on December 31, 2009, subject to any action that Congress may take in 2010, may also materially impair the Company’s ability to profitably produce and sell biodiesel. As a result of these factors, the Company warm idled its facility in April 2010 and has had reduced production since that time.
The Company has also received from REG, Inc. a notice of termination of the management and operational services agreement (see Note 7). The agreement expired in June 2010, but REG has continued to provide services. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties. Additionally, on February 24, 2010 a vote was held by unitholders to approve the proposed asset purchase agreement and merger with REG (see Note 14). The Company failed to obtain the unitholder votes necessary to approve the transaction.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above, our ability to continue to generate positive cash flow is uncertain.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
NOTE 13 — GAIN CONTINGENCIES
The Company’s primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery. As such no revenues have been recorded in the accompanying statement of operations for the six months ended June 30, 2010 relating to estimated damages recoverable. Revenues will be recorded at which time the actual damages are determinable, which will likely occur upon receipt.
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
NOTE 15 — SUBSEQUENT EVENTS
On August 5, 2010, the Company’s agreement with Farm Credit Services of America was amended to extend the $2,000,000 reduction in the commitment under the reducing revolving credit note to October 31, 2010 (See Note 4).
Management evaluated subsequent events through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended June 30, 2010, compared to the same period in fiscal year 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Cautionary Statements Regarding Forward Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we may make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in federal, state, or local incentives for biodiesel production, including without limitation the federal biodiesel blenders’ tax credit;
•	The availability and adequacy of our cash flow to meet our requirements;
•	Changes to the rules related to the Renewable Fuels Standard and the value of renewable identification numbers (“RINs”);
•	Competition with other manufacturers in the biodiesel industry;
•	Results of our hedging strategies;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion, and operations;
•	Changes in the amounts available under our credit facilities with Farm Credit;
•	Our ability to keep up with the latest technology for the production of biodiesel;
•	Decrease in the demand for biodiesel;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Actual biodiesel and co-product production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on third parties to market our products;
•	Fluctuations in petroleum prices;
•	Our ability to identify and enter into contractual arrangements with third parties to procure feedstock for our plant and to market our products;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in our business strategy, capital improvement, or development plans;
•	Consequences of the domestic and global economic downturn and ongoing financial crisis;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or transportation industries;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;
•	Changes and advances in biodiesel production technology;
•	Our ability to export our biodiesel;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and co-products;
•	Our ability to successfully re-start operations following the warm-idling of our plant;
•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Our ability to comply with the financial covenants in our loan agreements;
•
Changes to our operations related to the rejection of the proposed consolidation with REG, including without limitation our ability to retain and/or train a general manager for the plant, our ability to procure feedstock for our plant, and our ability to market and sell our finished products;

•	Our ability to hire qualified personnel to operate the plant if and when we re-start operations following our warm-idling; and
•	Other factors described elsewhere in this report.
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
Overview
Western Iowa Energy, LLC (“WIE”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing, and operating a 30 million gallon per year biodiesel manufacturing facility in Sac County, Iowa. References to “we,” “us,” and “our” refer to Western Iowa Energy, LLC. Since May 2006, we have been engaged in the production of biodiesel and its co-products, including glycerin, fatty acids and soapstock. We derive our revenues from the sale and distribution of our biodiesel and co-products throughout the continental United States and overseas.
In mid-April 2010 we warm-idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. So long as our plant is warm-idled, we expect to generate only limited revenues. The expiration of the blenders’ credit and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan and reduce the amount of minimum working capital required pursuant to our loan covenants through July 31, 2010. We have since extended the term of this agreement through October 31, 2010 and therefore expect the reduction in the amount available under our revolving credit loan to last through that date at a minimum, unless Farm Credit otherwise agrees to increase the available amount under the loan prior to that date. For additional detail regarding our credit facilities, see “Liquidity and Capital Resources — Indebtedness.”
REG, Inc. (“REG”) manages and directs the general operations of our plant. The term of our management and operational services agreement (“MOSA”) with REG, as extended, expired on June 11, 2010. However, since the term of the MOSA expired, we have continued our working relationship with REG upon the same general terms without a written agreement. During the six months ended June 30, 2010 and June 30, 2009, we incurred management and operational service fees to REG of $92,910 and $170,444, respectively. The amount payable to REG as of June 30, 2010 was $15,906. Without a written agreement, either WIE or REG could terminate this relationship at any time. However, since our biodiesel plant is warm-idled, as discussed above, and we are therefore not engaging in the day-to-day production of biodiesel and its co-products, we do not require the same level of management, feedstock procurement and product marketing services that would be required if we were actively operating the plant.

If demand for biodiesel increases and we begin operating the plant again, we will once again require extensive management, feedstock procurement and product marketing services. Therefore, we expect to either negotiate a new contract for these services with REG, identify alternative providers of these services and negotiate contracts with these providers, or begin providing these services on our own. Each of these options carries significant risk for the Company. There can be no assurance that the Company will be able to contract with a third party to provide management, sales, and marketing services on terms favorable to the Company, or that the Company will be able to hire individuals to perform these services. Any lack of a provider for these services would have a negative impact on our revenues and could have a material adverse effect on the Company. Accordingly, our lack of a long-term agreement to provide the Company with management, feedstock procurement and product marketing services could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment.
Although the expiration of the federal blenders’ credit has resulted in decreased demand for biodiesel, it is possible that the federal Renewable Fuels Standard (“RFS”) could help increase demand, as it sets minimum usage requirements for biodiesel and other types of biomass-based diesel. The Energy Policy Act of 2005 created the RFS, which initially required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (“EISA”) expanded the existing RFS (often referred to as “RFS2”) to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. In February 2010, the EPA published final regulations to implement the RFS2 program. The new rules set volume standards with respect to the amount of specific categories of renewable fuels. In particular, the EPA combined the 2010 biomass-based diesel requirement of 650 million gallons with the 2009 biomass-based diesel requirement of 500 million gallons to require the use of 1.15 billion gallons of biomass-based diesel by the end of 2010. In 2011, at least 800 million gallons of biomass-based diesel must be blended into the nation’s fuel pool; and in 2012, at least 1 billion gallons of biomass-based diesel must be blended into the national fuel pool. In each year thereafter, EPA must determine the level of biomass-based diesel required, which amount cannot be less than 1 billion gallons. RFS2 is enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable fuel producers through renewable identification numbers (“RINs”). Obligated parties such as refiners and fuel importers must acquire a certain number of biodiesel RINs in order to comply with RFS2. Some estimates have pegged total U.S. biodiesel production from January 2009 through April 2010 at approximately 660 million gallons. Therefore, in order to meet the combined 2009-2010 RFS requirements, obligated parties will be required to purchase an additional approximate 490 million gallons of biodiesel from May through December 2010, which could lead to increased demand for biodiesel. However, there can be no assurance that RFS2 will result in increased demand, that any increase in demand will offset the loss of the federal blenders’ tax credit or, because U.S. biodiesel production capacity exceeds the RFS2 requirements, that production of biodiesel will not continually exceed any demand for biodiesel created by RFS2.
Results of Operations for the Three Months Ended June 30, 2010 and 2009
The following table shows the results of our operations for the three months ended June 30, 2010 and 2009, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$2,995,789	100.00%	$10,899,985	100.00%

Cost of Sales	$2,977,013	99.37%	$10,530,856	96.61%

Gross Profit (Loss)	$18,776	0.63%	$369,129	3.39%

Operating Expenses	$385,081	12.85%	$544,953	5.00%

Other Income (Expense)	$(26,650)	(0.89%)	$(84,110)	(0.77%)

Net Income (Loss)	$(392,955)	(13.12%)	$(259,934)	(2.38%)

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin and fatty acids. In the three months ended June 30, 2010, we also derived revenues from custom processing and storage. The following table shows the sources of our revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$2,817,719	94.1%	$10,419,976	95.6%

Glycerin Sales	$18,502	0.6%	$251,206	2.3%

Fatty Acid Sales and Soapstock Sales	$87,270	2.9%	$228,803	2.1%

Custom Processing and Storage	$72,298	2.4%	$—	—%

Total Revenues	$2,995,789	100.00%	$10,899,985	100.00%

Revenues from operations for the three months ended June 30, 2010 decreased by approximately 72.5% compared to revenues from operations for the three months ended June 30, 2009. This decrease in revenues is due primarily to a decrease in our number of gallons of biodiesel sold. During the three months ended June 30, 2010, we sold approximately 76.8% fewer gallons of biodiesel as compared to the same period in 2009. This decrease in number of gallons sold is a direct result of the expiration of the blenders’ tax credit for biodiesel mixtures. Unless and until this tax credit is extended, it may be uneconomical for blenders of petroleum-based diesel to blend biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Our decrease in quantity of gallons sold was partially offset by an increase in biodiesel prices. The average price per gallon we received for our biodiesel during the three months ended June 30, 2010 increased approximately 16.4% compared to the same period from the prior year.
Revenue from sales of glycerin decreased by approximately 92.6% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease in revenue is the net result of a decrease in quantity sold, offset slightly by an increase in glycerin prices. The average sales price for our glycerin increased by approximately 7.3% during the three months ended June 30, 2010 compared to the same period the prior year. However, our quantity of glycerin sold decreased by approximately 93.1% during the three months ended June 30, 2010 compared to the same period the prior year due to decreased production. Revenue from sales of fatty acids decreased approximately 61.9% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The average sales price for our fatty acids increased by approximately 12.3% during the three months ended June 30, 2010 compared to the same period the prior year. However, our quantity of fatty acids sold decreased by approximately 66.0% during the three months ended June 30, 2010 compared to the same period the prior year due to decreased production.
For the three months ended June 30, 2010, we also derived revenues from custom processing and storage. Our revenues from custom processing are attributable to experimental processing that we conducted on behalf of another company. Our revenues from storage are attributable to storing product sold by us until the time the purchaser took possession of the product. We do not expect to derive substantial revenues from custom processing or storage in the future. During the three months ended June 30, 2010, we did not receive any incentive funds from the federal government, compared to the same period the prior year when we received $1,148,325 in incentive funds related to the federal blenders’ tax credit. We do not expect to receive any incentive funds so long as the federal blenders’ tax credit is not extended. The incentive funds we received during the three months ended June 30, 2009 are included in our biodiesel sales revenue in the table above.

During the three-month period ended June 30, 2010, we sold much of our existing biodiesel inventory. During the first quarter of 2010, we rebuilt our in-house biodiesel inventories to establish our typical working inventory of approximately one million gallons. Prior to the first quarter of 2010 our inventory levels had been reduced to near zero in order for us to take advantage of the blenders’ credit as much we could in 2009 prior to the expiration of the credit at year-end. So long as the federal blenders’ credit is not extended, we do not anticipate significantly rebuilding our in-house inventories again. During the three months ended June 30, 2010, we operated at an average of approximately 9.3% of our nameplate capacity.
Cost of Sales
While our absolute cost of sales for our products decreased during the three-month period ended June 30, 2010 compared to the three-month period from the prior year, our cost of sales as a percentage of our revenues increased from 96.61% of our revenues for the three months ended June 30, 2009, to 99.37% of our revenues for the three months ended June 30, 2010. This percentage increase is primarily due to price increases for our feedstock, raw materials and energy compared to the previous year, and due to the fact that we had lower production rates compared to the previous year while fixed costs remained relatively consistent.
The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. During the three months ended June 30, 2010, approximately 75.3% of our total feedstock usage consisted of choice white grease, which is consistent with the same period in 2009, when 75.5% of our total feedstock usage was choice white grease. Animal fat prices remain less than soybean oil prices. The average price we paid for feedstock for the three months ended June 30, 2010 was approximately 17.5% higher than our feedstock prices for the same period in 2009. Our average price paid for methanol, another input into the biodiesel production process, increased by approximately 49.4% during the three months ended June 30, 2010 compared to the same period in the prior year. Finally, our average price paid for natural gas increased by approximately 49.1% during the three months ended June 30, 2010 compared to the same period in the prior year.
Operating Expense
Although our absolute operating expenses decreased during the three-month period ended June 30, 2010 compared to the three-month period from the prior year, our operating expenses as a percentage of revenues were higher for the three-month period ended June 30, 2010 than they were for the three-month period ended June 30, 2009. The decrease in our absolute operating expenses was due to the fact that we had increased consulting and professional fees during the three-month period ended June 30, 2009 in connection with our proposed consolidation with REG. In mid-April 2010 we warm-idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. In connection with our plant warm-idling, we laid off 15 full-time employees to reduce operating expenses, although we agreed to pay the health and dental insurance policy premiums for these individuals through mid-August 2010. Effective August 13, 2010, we laid off seven additional full-time employees. We will also temporarily pay a portion of the health and dental insurance premiums of these employees. Following these most recent layoffs, we have six full-time employees remaining. We do not expect to re-hire any employees until demand for biodiesel improves and we re-start operations at our plant.
Other Income (Expenses)
Our other income and expenses increased from a net other expense of $84,110, or 0.77% of revenues, for the three-month period ended June 30, 2009, to a net other expense of $26,650, or 0.89% of revenues, for the three-month period ended June 30, 2010. This change resulted primarily from a decrease in interest expense related to our credit facilities.

Results of Operations for the Six Months Ended June 30, 2010 and 2009
The following table shows the results of our operations for the six months ended June 30, 2010 and 2009, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$6,534,830	100.00%	$14,866,122	100.00%

Cost of Sales	$6,973,226	106.71%	$14,791,624	99.50%

Gross Profit (Loss)	$(438,396)	(6.71%)	$74,498	0.50%

Operating Expenses	$895,159	13.70%	$1,005,063	6.76%

Other Income (Expense)	$9,798	0.15%	$41,139	0.28%

Net Income (Loss)	$(1,323,757)	(20.26%)	$(889,426)	(5.98%)

Revenues
The following table shows the sources of our revenues for the six months ended June 30, 2010 and 2009:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$5,858,041	89.6%	$14,229,055	95.7%

Glycerin Sales	$153,840	2.4%	$339,209	2.3%

Fatty Acid Sales and Soapstock Sales	$314,720	4.8%	$297,858	2.0%

Custom Processing and Storage	$208,229	3.2%	$—	—%

Total Revenues	$6,534,830	100.00%	$14,866,122	100.00%

Revenues from operations for the six months ended June 30, 2010 decreased by approximately 56.0% compared to revenues from operations for the six months ended June 30, 2009. This decrease in revenues is due primarily to decreased biodiesel and co-products sales. This decrease in product sales is a consequence of the expiration of the blenders’ tax credit for biodiesel mixtures. Additionally, during the six months ended June 30, 2010, we did not receive any incentive funds from the federal government due to the expiration of the federal blenders’ tax credit, compared to the same period the prior year when we received $2,044,394 in incentive funds. The incentive funds we received during the six months ended June 30, 2009 are included in our biodiesel sales revenue in the table above. During the six months ended June 30, 2010, we operated at an average of approximately 19.6% of our nameplate capacity.
Cost of Sales
While our absolute cost of sales for our products decreased during the six-month period ended June 30, 2010 compared to the six-month period from the prior year, our cost of sales as a percentage of our revenues increased from 99.50% of our revenues for the six months ended June 30, 2009, to 106.71% of our revenues for the six months ended June 30, 2010. This percentage increase is primarily due to price increases for our feedstock, raw materials and energy compared to the previous year, and due to the fact that we had lower production rates compared to the previous year while fixed costs remained relatively consistent.

Operating Expense
Our operating expenses were lower for the six-month period ended June 30, 2010 than they were for the six-month period ended June 30, 2009. This decrease was primarily due to the fact that we had increased consulting and professional fees during the six-month period ended June 30, 2009 in connection with our proposed consolidation with REG. However, our operating expenses as a percentage of revenues were higher for the six-month period ended June 30, 2010 than they were for the six-month period ended June 30, 2009 due to lower production levels, while fixed costs remained relatively stable.
Other Income (Expenses)
Our other income and expenses decreased from a net other income of $41,139, or 0.28% of revenues, for the six-month period ended June 30, 2009, to a net other income of $9,798, or 0.15% of revenues, for the six-month period ended June 30, 2010. This change resulted primarily from a decrease in patronage dividends from our lender and the non-reoccurring grant income we recognized during the six-month period ended June 30, 2009 related to our forgivable loan from the Iowa Department of Economic Development, offset partially by a decrease in interest expense related to our credit facilities for the six-month period ended June 30, 2010 compared to the same period the prior year.
Changes in Financial Condition for the Six Months Ended June 30, 2010
The following table highlights the changes in our financial condition for the six months ended June 30, 2010:

	June 30, 2010	December 31, 2009
Current Assets	$3,796,930	$7,424,221
Current Liabilities	$1,399,625	$3,991,982
Long-Term Debt	$2,551,111	$3,262,222
Members’ Equity	$27,227,028	$28,550,785
Current Assets. The decrease in current assets from $7,424,221 as of December 31, 2009, to $3,796,930 as of June 30, 2010, is primarily a result of a decrease in incentive receivables, a decrease in trade account receivables and other receivables, and payments made on our long-term debt, partially offset by an increase in inventory. Our receivables were relatively high at December 31, 2009 due to our continued production through that date in order to take advantage of the federal blenders’ tax credit as much as we could in 2009 prior to the expiration of the credit at year-end. Since this tax credit expired, our production has been limited. For similar reasons, our inventory was relatively low at December 31, 2009, but has since increased again. During the six months ended June 30, 2010, we made payments on our term note totaling $1,625,000 and reduced the amount outstanding under our revolving credit loan by $655,000.
Current Liabilities. Our current liabilities decreased from $3,991,982 as of December 31, 2009, to $1,399,625 as of June 30, 2010. This decrease was due primarily to a decrease in the current portion of our long-term debt related to our “free cash flow” payment and regular quarterly payments on our term note, a decrease in checks issued in excess of our bank balance, a decrease in accounts payable, and a decrease in accrued expenses.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, at June 30, 2010, as compared to December 31, 2009, was due to a decrease in the balance under our term note and our reducing revolving credit note with Farm Credit Services. During the six-month period ended June 30, 2010, we made payments totaling $1,625,000 to Farm Credit Services under our term note and net payments totaling $655,000 under our revolving credit note.

Members’ Equity. Members’ contributions at June 30, 2010 and December 31, 2009 are $23,516,376. Retained earnings as of June 30, 2010 are $3,710,652 compared to $5,034,409 at December 31, 2009 due to our net loss during the six months ended June 30, 2010.
Liquidity and Capital Resources
Cash Flows
The following table shows cash flows for the six months ended June 30, 2010 and 2009:

	2010	2009
Net cash provided by (used in) operating activities	$2,856,421	$(1,979,580)
Net cash used in investing activities	$(105,866)	$(38,365)
Net cash provided by (used in) financing activities	$(2,669,119)	$2,043,889

Net increase in cash and equivalents	$81,436	$25,944

Operating Cash Flows
For the six months ended June 30, 2010, cash provided by operating activities increased by $4,836,001 compared to the six months ended June 30, 2009. This increase was primarily the result of changes in our receivables, including trade account receivables, incentive receivables and other receivables, our margin deposits and our prepaid expenses and other assets, netted against our greater net loss for the six months ended June 30, 2010 compared to the same period the prior year and changes in our inventory, derivative instruments and accounts payable. Most of the changes in operating cash flows for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 are directly attributable to our decreased production during the six months ended June 30, 2010.
In mid-April 2010 we warm-idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. So long as our plant is warm-idled, we expect to generate only limited revenues. Although our capital needs are currently being adequately met through our credit facilities, any further reductions in the amount available for advancement under our revolving credit loan beyond the current reduction may cause us to be unable to meet our capital needs. See “Liquidity and Capital Resources — Indebtedness.”
Investing Cash Flows
For the six months ended June 30, 2010, cash used in investing activities increased by $67,501 compared to the six months ended June 30, 2009. This increase in cash used resulted from an increase in expenditures for property, plant, and equipment during the six months ended June 30, 2010, primarily related to our exercise of a real estate option to purchase an additional approximate 35 acres adjacent to our plant site.
Financing Cash Flows
For the six months ended June 30, 2010, cash used in financing activities increased by $4,713,008, compared to the six months ended June 30, 2009. This increase is a result of a net decrease in checks issued in excess of our bank balance, payments on our long-term debt exceeding proceeds from our long-term debt for the six months ended June 30, 2010, and proceeds from our long-term debt exceeding payments on our long-term debt for the six months ended June 30, 2009.
Indebtedness
Short-Term Debt Sources
We obtained a $570,000 declining balance standby irrevocable letter of credit from Farm Credit in favor of Glidden Rural Electric Cooperative (“Glidden REC”) as security for our loan with Glidden REC (discussed below under “Long-Term Debt Sources”). The letter of credit was set to expire on June 30, 2010, but was extended in July 2010 at the lower amount of $490,000. The letter of credit will now expire on June 30, 2011.

Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to a Master Loan Agreement (“MLA”). CoBank, ACB is the administrative agent of Farm Credit pursuant to an Administrative Agency Agreement dated June 6, 2005. Pursuant to supplements to the MLA, the loan commitments from Farm Credit consist of a $10,000,000 term loan and an $8,000,000 reduced revolving credit loan. However, the expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000 (inclusive of our $490,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, discussed above under “Short-Term Debt Sources”) through July 31, 2010. On August 5, 2010, we finalized an extension of the term of this agreement through October 31, 2010 and therefore expect the reduction in the amount available under our revolving credit loan to last through that date at a minimum, unless Farm Credit otherwise agrees to increase the available amount under the loan prior to that date. We have also agreed to amend the covenant in our loan agreement with Farm Credit pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan does not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement with Farm Credit. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000. As of June 30, 2010, the balance outstanding on our term loan was $725,000. At June 30, 2010, the balance outstanding under the revolving credit loan was $1,975,000.
Our term loan requires quarterly payments of principal in the amount of $450,000, with a final payment due no later than December 20, 2011. We are also required to make annual payments of 50% of our “free cash flow,” as defined in our term loan agreement. Because the balance outstanding on our term loan is $725,000 and our term loan requires principal payments in the amount of $450,000 each quarter, we expect to pay off the term loan in full within our next two fiscal quarters. However, our term loan agreement provides that in the event our term loan is paid in full prior to the end of fiscal year 2012, we must continue to make 50% “free cash flow” payments for each fiscal year through fiscal year 2012 in the form of early reductions to the amount of our revolving credit loan commitment.
Subject to our May 14, 2010 agreement with Farm Credit, as extended, advances under the revolving credit loan are available throughout the life of the commitment, although the amount of the commitment reduces by $900,000 semi-annually beginning upon the earlier of: (i) July 1, 2012, or (ii) the first day of the month that is six months after the first day of the month following the repayment of our term loan. Because we expect to pay off the term loan in full in December 2010, we anticipate that our revolving credit loan commitment will be reduced by $900,000 every six months beginning July 1, 2011. As discussed above, the revolving credit loan commitment may also be reduced in the amount of any “free cash flow” payment we would otherwise be required to make on our term loan through 2012. Any outstanding balance on our revolving credit loan is due and payable in full on July 1, 2016. At June 30, 2010, we had $3,455,000 of available borrowings under the revolving credit loan.
The term loan and the revolving credit loan each bear interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR. Each of the rates is subject to certain performance pricing adjustments. Additionally, our loan agreements with Farm Credit contain various covenants pertaining to minimum working capital and minimum net worth requirements. As of June 30, 2010, we are in compliance with these covenants. Our notes with Farm Credit are secured by substantially all of our assets.
On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden REC for a $740,000 no-interest loan to fund operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of June 30, 2010 was $493,333.

We have obtained subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development (“IDED”). The subordinated debt financing included a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. On April 30, 2009, IDED notified us that we had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with the remaining unpaid principal due in December 2012. The balance outstanding on the zero-interest deferred loan at June 30, 2010 is $192,500.
Subsequent Events
Effective May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan, inclusive of our irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, from $8,000,000 to $6,000,000 through July 31, 2010. We also agreed to amend the covenant in our loan agreement with Farm Credit pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan does not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement with Farm Credit. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000. On August 5, 2010, we finalized an extension of the term of this agreement through October 31, 2010 and therefore expect the reduction in the amount available under our revolving credit loan to last through that date at a minimum, unless Farm Credit otherwise agrees to increase the available amount under the loan prior to that date.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with Farm Credit. Specifically, we have $2,700,000 outstanding in variable rate debt as of June 30, 2010. The specifics of our credit facilities are discussed in detail in “Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable	Interest Rate at	Interest Rate Following	Annual Adverse Change
Rate Debt at 6/30/10	June 30, 2010	10% Adverse Change	to Income
$725,000	3.25%	3.58%	$2,393
$1,975,000	3.25%	3.58%	$6,518
Commodity Price Risk
We are also exposed to market risk from commodity prices. Exposure to commodity price risk results from our dependence on animal fats, soybean oil, and natural gas in the biodiesel production process. We are also exposed to biodiesel and co-products price risks as our revenues consist primarily of biodiesel sales and co-products sales. Currently, we seek to minimize the risks from fluctuations in the price of soybean oil and biodiesel by using derivative instruments such as cash, futures, and option contracts for soybean oil and home heating oil. There is currently no futures market for biodiesel. Instead, we use home heating oil derivatives. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market. Currently, we are unable to manage our price risk for animal fats as there are no futures contracts available for animal fats, and animal fats suppliers are, to date, unwilling to enter into long-term contracts for animal fats.
In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. The extent to which we enter into cash, futures, or option contracts varies substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers or suppliers to purchase biodiesel or co-products or to sell us raw materials on a fixed basis, our views as to future market trends, seasonal factors and the costs of futures contracts.
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At June 30, 2010 and December 31, 2009, we recorded a net asset (liability) for derivative instruments of $34,889 and $(2,587), respectively. During the six months ended June 30, 2010, we recognized a net gain in earnings on derivative activities of $188,387, which is included in our cost of sales in our statements of operations.
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

A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of June 30, 2010 and June 30, 2009, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change -
	Fair Value	Market Risk
June 30, 2010	$2,199,616	$219,962
June 30, 2009	$7,950,329	$795,033
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

Item 1A. Risk Factors.
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
The expiration of the biodiesel blenders’ federal tax credit could hinder our ability to operate at a profit and reduce the value of our units. On December 31, 2009 the biodiesel blenders’ tax credit for biodiesel mixtures expired. The blenders’ credit provided a tax credit of $1.00 per gallon of biodiesel. Congress has so far failed to enact an extension of this incentive for biodiesel production, which has led to decreased demand for biodiesel. The lack of the blenders’ credit contributed to our limited sales and reduced sales forecasts, which led to our decision to warm-idle our plant in mid-April 2010. Until the federal tax credit is extended, we believe biodiesel markets will remain depressed and negatively impact our financial performance.
If our biodiesel plant is warm-idled for a sustained period of time, we might not be able to meet our current liabilities and may experience losses. In mid-April 2010, we began warm-idling our biodiesel plant due to limited sales and reduced sales forecasts. Management does not expect market conditions to improve until Congress extends the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. The blenders’ credit provided a tax credit to biodiesel blenders of $1.00 per gallon of biodiesel blended. Without this credit, it may be uneconomical for blenders of petroleum-based diesel to blend biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Unless the federal tax credit is extended, we believe that biodiesel will continue to suffer from decreased demand, resulting in depressed biodiesel markets. So long as our plant is warm-idled, we expect to generate only limited revenues, and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. Failure to make the payments required under our loan agreements would constitute an event of default, entitling our lender to exercise any number of remedies, including foreclosure on its security interest in all of our assets. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
If our biodiesel plant resumes production, we may have difficulty in finding customers to purchase our biodiesel. We began warm-idling our biodiesel plant in mid-April 2010 due to limited sales and reduced sales forecasts. If and when market conditions improve and we restart operations at the plant, our former customers may no longer desire to purchase biodiesel from us. Since the expiration of the tax credit, blenders of petroleum-based diesel have not blended as much biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Even if the blenders’ credit is extended, certain blenders may no longer have an interest in blending biodiesel with petroleum-based diesel fuel. It is also possible that since the time we ceased producing biodiesel, our former customers may have found other biodiesel producers from which to procure biodiesel. This may have a material adverse effect on our ability to sell our biodiesel and our members could lose some or all of their investment.
Further reductions in the amounts available under our credit facilities with Farm Credit may cause us to be unable to meet our capital needs. The expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000 (inclusive of our $490,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative) and reduce the amount of minimum working capital required pursuant to our loan covenants. On August 5, 2010, we finalized an extension of the term of this agreement through October 31, 2010 and therefore expect the reduction in the amount available under our revolving credit loan to last through that date at a minimum. If Farm Credit further reduces the amounts available under our credit facilities or deems itself insecure and demands immediate payment of the amounts owed to it pursuant to our credit facilities, we may be unable to meet our capital needs. This may have a material adverse effect on our ability to operate the plant and may cause our members to lose some or all of their investment.

Application of the Renewable Fuels Standard for biodiesel may initially encourage excess production while higher cost producers are first identified and then gleaned from the marketplace. The Renewable Fuels Standard requires that obligated parties such as refiners and fuel importers utilize 1.15 billion gallons of biodiesel during 2009 and 2010 combined, and 800 million gallons during 2011. However, it is estimated that total U.S. biodiesel production capacity exceeds 2 billion gallons. With the increase of programmed demand, we expect that some idled capacity may come back into production, although certain producers will be able to come back into production more quickly than others. Because the idled capacity is diversely owned, and the owners are competitors, the re-entrance of these gallons may not exactly equate with the quantity of gallons demanded. If more gallons come into production than are required, then the supply of biodiesel may exceed demand while the marketplace promotes the least-cost producers, and the higher-cost producers exit the marketplace. If we are not among the least-cost producers, or if the marketplace experiences a prolonged period of overproduction, we may not be able to sell our biodiesel and our members may lose all or part of their investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
In mid-April 2010 we warm-idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. In connection with our plant warm-idling, we laid off 15 full-time employees. Effective August 13, 2010, we laid off seven additional full-time employees. We will temporarily pay a portion of the health and dental insurance premiums of these employees. Following these most recent layoffs, we have six full-time employees remaining. We do not expect to re-hire any employees until demand for biodiesel improves and we re-start operations at our plant.
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

WESTERN IOWA ENERGY, LLC
Date: August 13, 2010	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: August 13, 2010	/s/ Joe Neppl
Joe Neppl
Chief Financial Officer (Principal Financial and Accounting Officer)