Form 10-Q
period 2010-09-30
Western Iowa Energy, L.L.C.
filed 2010-11-15
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2010.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 11, 2010, there were 26,447 membership units outstanding.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
WESTERN IOWA ENERGY, LLC
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,077	$300
Margin deposits	67,358	58,445
Accounts receivable:
Trade	901,546	—
Related party	—	3,106,676
Other receivables	—	387,883
Incentive receivables	—	2,946,499
Inventory	622,344	383,528
Prepaid expenses	200,471	540,890

Total current assets	1,940,796	7,424,221

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,288,157	1,364,842
Office building and equipment	876,595	645,542
Plant and process equipment	33,826,668	33,854,309
Construction in progress	—	8,136

Total, at cost	35,991,420	35,872,829
Less accumulated depreciation	9,340,889	7,669,210

Total property, plant and equipment	26,650,531	28,203,619

OTHER ASSETS
Land options	—	596
Other investments	124,078	107,198
Loan origination fees, net of amortization	55,782	69,355

Total other assets	179,860	177,149

TOTAL ASSETS	$28,771,187	$35,804,989

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$—	$333,008
Accounts payable:
Trade	165,829	824,979
Related party	20,579	88,277
Current portion of long-term debt	384,722	2,459,722
Derivative instruments	29,657	2,587
Accrued interest	6,273	22,226
Accrued wages and benefits	61,570	107,664
Accrued payroll taxes	2,149	3,678
Accrued expenses — related party	4,687	103,537
Other current liabilities	50,770	46,304

Total current liabilities	726,236	3,991,982

LONG-TERM LIABILITIES
Long-term debt, less current portion above	1,573,055	3,262,222

Total liabilities	2,299,291	7,254,204

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	2,955,520	5,034,409

Total members’ equity	26,471,896	28,550,785

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$28,771,187	$35,804,989

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUES
Related parties	$1,917,696	$16,026,679	$8,452,526	$28,848,407
Unrelated parties	901,546	—	901,546	—
Incentive funds	78,997	1,011,205	78,997	3,055,599

Total revenues	2,898,239	17,037,884	9,433,069	31,904,006

COST OF SALES	3,354,338	15,430,919	10,327,564	30,222,543

Gross profit (loss)	(456,099)	1,606,965	(894,495)	1,681,463

OPERATING EXPENSES
Consulting and professional fees	98,237	152,300	380,698	526,936
Office and administrative expenses	178,664	389,135	791,362	1,019,562

Total operating expenses	276,901	541,435	1,172,060	1,546,498

OTHER INCOME (EXPENSE)
Interest income	808	1,338	3,293	2,690
Interest expense	(22,940)	(79,356)	(81,879)	(256,303)
Grant income	—	131,525	—	231,525
Patronage dividends	—	—	66,252	116,734

Total other income (expense)	(22,132)	53,507	(12,334)	94,646

NET INCOME (LOSS)	$(755,132)	$1,119,037	$(2,078,889)	$229,611

BASIC AND DILUTED INCOME (LOSS) PER UNIT	$(28.55)	$42.31	$(78.61)	$8.68

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,078,889)	$229,611
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,685,252	1,676,391
Provision for bad debts	105,715	—
Non cash portion of patronage dividends	(16,880)	(26,303)
Non cash forgiveness of debt	—	(100,000)
Effects of changes in operating assets and liabilities
Margin deposits	(8,913)	145,583
Accounts receivable	2,099,415	(1,177,902)
Other receivables	387,883	47,792
Incentive receivables	2,946,499	96,137
Inventory	(238,816)	1,285,710
Derivative instruments	27,070	37,402
Prepaid expenses and other assets	340,419	10,584
Accounts payable	(726,848)	698,191
Accrued interest	(15,953)	(11,790)
Accrued wages and benefits	(46,094)	36,469
Accrued payroll taxes	(1,529)	208
Accrued expenses — related party	(98,850)	(102,964)
Other current liabilities	4,466	4,394

Net cash provided by operating activities	4,363,947	2,849,513

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(117,995)	(136,040)

Net cash used in investing activities	(117,995)	(136,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in checks issued in excess of bank balance	(333,008)	—
Proceeds from long-term debt	3,475,000	9,077,000
Payments on long-term debt	(7,239,167)	(11,781,167)

Net cash used in financing activities	(4,097,175)	(2,704,167)

NET INCREASE IN CASH AND CASH EQUIVALENTS	148,777	9,306

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	300	66,400

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,077	$75,706

See accompanying notes.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $-0- and $105,712 at September 30, 2010 and December 31, 2009.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2010 and December 31, 2009.
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
Depreciation expense for the three months and nine months ended September 30, 2010 was $558,047 and $1,671,678, respectively. Depreciation expense for the three months and nine months ended September 30, 2009 was $555,804 and $1,662,818, respectively.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three and nine months ended September 30, 2010 and 2009 was $4,524 and $13,572, respectively.
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
Loss Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of September 30, 2010 and December 31, 2009, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
September 30, 2010
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
New Accounting Standards
In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after September 15, 2010. The Company adopted ASU 2010-09 and it did not have a material impact on the Company’s interim financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial position or results of operations.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
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
The Company receives federal incentive revenues from the Volumetric Ethanol Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009. The amount of incentives receivable was $-0- and $2,946,499 as of September 30, 2010 and December 31, 2009.
NOTE 3 — INVENTORY
Inventory consists of the following:

	September 30,	December 31,
	2010	2009

Raw material	$165,638	$273,791
Work in process	359,350	49,398
Finished goods	97,356	60,339

Total	$622,344	$383,528

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
NOTE 4 — DEBT AND FINANCING
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	September 30,	December 31,
	2010	2009

Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below.	$275,000	$2,350,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	1,025,000	2,630,000

Note payable to the Iowa Department of Economic Development — see details below.	185,000	207,500

Note payable to Glidden Rural Electric Cooperative — see details below	472,777	534,444

Total	1,957,777	5,721,944
Less current portion	384,722	2,459,722

Long-term portion	$1,573,055	$3,262,222

The estimated future maturities of long-term debt at September 30, 2010 are as follows:

2011	$384,722
2012	112,222
2013	209,722
2014	507,222
2015	682,223
Thereafter	61,666

Total	$1,957,777

The Company has available loan commitments from Farm Credit Services of America and CoBank. The commitments consisted of a $10,000,000 term note, a $5,510,000 reducing revolving credit note and a $490,000 letter of credit. The commitment under the reducing revolving credit note reflects a $2,000,000 reduction which is effective until January 31, 2011. As of September 30, 2010 and December 31, 2009, the balance outstanding under the term note was $275,000 and $2,350,000, respectively. Principal payments of $450,000 as amended, are required under the term loan and commenced December 20, 2006 and due each quarter thereafter, with a final payment due no later than December 20, 2011. As of September 30, 2010 and December 31, 2009, the balance outstanding under the reducing revolving credit note was $1,025,000 and $2,630,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 and continuing through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2010 based on the free cash flows of the Company. The agreements provide for several different interest rate options including variable and fixed options (3.25% and 3.50% variable on the term note and revolving credit note, as of September 30, 2010 and December 31, 2009, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $490,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The notes are secured by essentially all of the Company’s assets. At September 30, 2010, the Company had $4,485,000 of available borrowings under the reducing revolving credit note.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. As of September 30, 2010 and December 31, 2009, the Company believes it is in compliance with said covenants.
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $185,000 and $207,500 at September 30, 2010 and December 31, 2009, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2012. The Company was required to satisfy the terms of the agreement to receive a permanent waiver of the forgivable loan. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The forgiveness of the loan is reflected in other income in the accompanying statement of operations for the three months ended March 31, 2009. The loan is secured by a security agreement including essentially all of the Company’s assets.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Cash paid for interest	$97,832	$268,093

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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with REG, Inc. For the three and nine months ended September 30, 2010, the Company incurred service fees of $9,729 and $102,639, respectively. For the three and nine months ended September 30, 2009, the Company incurred service fees of $200,212 and $370,657, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the nine months ended September 30, 2010 and 2009, the Company purchased feed stocks of $-0- and $757,377, respectively, from these related parties. The amount payable to REG, Inc. as of September 30, 2010 and December 31, 2009 was $20,579 and $88,277, respectively.
On April 3, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement. The agreement expired in 2010.
NOTE 8 — MAJOR CUSTOMER AND COMMITMENTS
On September 24, 2010, the Company entered into three agreements with Archer-Daniels-Midland (ADM) for product marketing, feedstock procurement and other services. The marketing agreement provides that ADM will purchase from the Company and the Company will sell to ADM all of the biodiesel and related products produced by the Company. The feedstock agreement provides that ADM will procure feedstock for the Company’s production plant. The services agreement provides that ADM will provide certain services to the Company such as; safety, regulatory and environmental compliance, operations assistance and quality control and lab testing. The agreements are effective for one year commencing on the first day of the month in which the Company commences production of biodiesel. The agreements may also be terminated by either party upon thirty days written notice. Revenues from this customer for the three and nine months ended September 30, 2010 were $901,546. Trade accounts receivable due from this customer as of September 30, 2010 were $901,546.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at September 30, 2010:

2011	$26,720

Lease expense for the three and nine months ended September 30, 2010 and 2009 was $8,907 and $26,720, respectively.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the nine months ended September 30, 2010 and 2009, was $14,680 and $15,498, respectively.
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
The following tables set forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2010 and December 31, 2009:

September 30, 2010
Significant
		Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(29,657)	$(29,657)	$—	$—

December 31, 2009
Significant
		Quoted Prices in	Other	Significant
	Carrying	Active Markets for	Observable	Unobservable
	Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(2,587)	$(2,587)	$—	$—

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
September 30, 2010
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The Company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. These agreements expire throughout 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At September 30, 2010 and December 31, 2009, the Company had net derivative liabilities of $(29,657) and $(2,587), respectively, related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following tables set forth the fair value of derivatives not designated as hedging instruments as of September 30, 2010 and December 31, 2009, respectively:

	Asset Derivatives		Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts -
Heat oil swaps	Current liabilities	$(29,657)	Current liabilities	$(2,587)

During the three months and nine months ended September 30, 2010 and 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Statement of		Statement of
	Operations		Operations
	Location	(Gain) Loss	Location	(Gain) Loss
Commodity contracts -
Heat oil swaps	Cost of sales	$(41,043)	Cost of sales	$(103,583)

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Statement of		Statement of
	Operations		Operations
	Location	(Gain) Loss	Location	(Gain) Loss
Commodity contracts -
Heat oil swaps	Cost of sales	$(147,344)	Cost of sales	$696,484

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
NOTE 13 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since September of 2006. During the Company’s short history, it has dealt with the lack of a direct correlation between the cost of its inputs and the selling price of the products that it produces. On the input side, it has to work within the Agricultural market; and on the output side, it has to work within the Energy market. Historically, there has been no consistent relationship between those two markets. Because of the relationship of its business within differing markets, it is necessary that management stay abreast of the varying market conditions to determine the economic relationship that exists at any given time and under certain market conditions. Because of the subjectivity involved with the determination and relationships of market conditions, the uncertainties are exacerbated. The flexibility of the production facilities to process varying feed stocks adds to the Company’s ability to respond to the varying market conditions and to reduce some of the market uncertainties. The expiration of the federal blender’s tax credit on December 31, 2009, subject to any action that Congress may take in 2010, may also materially impair the Company’s ability to profitably produce and sell biodiesel. The Company warm idled its facility in April 2010 and has had reduced production since that time. For the nine months ended September 30, 2010 the Company generated net losses of $2,078,889 as a result of the aforementioned factors.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above, our ability to continue to generate positive cash flow is uncertain.
NOTE 14 — GAIN CONTINGENCIES
The Company’s former primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery. As such no revenues have been recorded in the accompanying statement of operations for the nine months ended September 30, 2010 relating to estimated damages recoverable. Revenues will be recorded at which time the actual damages are determinable, which will likely occur upon receipt.
NOTE 15 — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were issued.
On October 25, 2010 the Company entered into an agreement with Farm Credit Services of America to extend the $2,000,000 reduction in the commitment under the revolving credit note to January 31, 2011 (see also Note 4).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended September 30, 2010, compared to the same period in fiscal year 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Cautionary Statements Regarding Forward Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we may make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in federal, state, or local incentives for biodiesel production, including without limitation the federal biodiesel blenders’ tax credit;

•	The availability and adequacy of our cash flow to meet our requirements;

•	Changes to the rules related to the Renewable Fuels Standard and the value of renewable identification numbers (“RINs”);

•	Competition with other manufacturers in the biodiesel industry;

•	Results of our hedging strategies;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion, and operations;

•	Changes in the amounts available under our credit facilities with Farm Credit;

•	Our ability to keep up with the latest technology for the production of biodiesel;

•	Decrease in the demand for biodiesel;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Actual biodiesel and co-product production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on ADM to market our products;

•	Fluctuations in petroleum prices;

•	Our ability to procure and our reliance on ADM to procure feedstock for our plant;

•	Competition from alternative fuels and alternative fuel additives;

•	Changes in our business strategy, capital improvement, or development plans;

•	Consequences of the domestic and global economic downturn and ongoing financial crisis;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or transportation industries;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;

•	Changes and advances in biodiesel production technology;

•	Our ability to export our biodiesel;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and co-products;

•	Our ability to successfully re-start operations following the warm-idling of our plant;

•	The imposition of tariffs or other duties on biodiesel imported into Europe;

•	Our ability to comply with the financial covenants in our loan agreements;

•	Changes to our operations related to the engagement of ADM as our biodiesel and co-product marketer and feedstock procurer;

•	Our ability to hire qualified personnel to operate the plant if and when we re-start operations following our warm-idling; and

•	Other factors described elsewhere in this report.
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
In mid-April 2010 we warm-idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. So long as our plant is warm-idled, we expect to generate only limited revenues. The expiration of the blenders’ credit and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan and reduce the amount of minimum working capital required pursuant to our loan covenants. The term of this agreement has since been extended through January 31, 2011, and we therefore expect the reduction in the amount available under our revolving credit loan to last through that date at a minimum, unless Farm Credit otherwise agrees to increase the available amount under the loan prior to that date. For additional detail regarding our credit facilities, see “Liquidity and Capital Resources — Indebtedness.”
During the quarter ended September 30, 2010, we finalized three agreements dated September 21, 2010 with Archer-Daniels-Midland Company (“ADM”): (i) a Product Marketing Agreement, (ii) a Feedstock Agreement, and (iii) a Services Agreement. Pursuant to the Product Marketing Agreement, ADM will purchase, and we will sell, all of the biodiesel and co-products produced at our biodiesel plant. Under this agreement, we will receive an amount equal to the sales price charged by ADM to third party purchasers for our products (or to be paid by ADM, if there is no underlying third party sale), less ADM’s marketing costs such as freight, fuel surcharges, brokerage fees, off-site storage and any applicable shrink, independent lab fees, and other related costs. Under the Feedstock Agreement, ADM will procure the feedstock for our biodiesel plant. Finally, pursuant to the Services Agreement, ADM will provide us with certain other services, including: (i) annual site audits for BQ 9000, safety, and regulatory and environmental compliance, (ii) ongoing operations assistance, and (iii) annual quality control lab audits and routine round robin lab testing. The initial terms of the Product Marketing Agreement, Feedstock Agreement and Services Agreement are one year, commencing on the first day of the month in which the production of biodiesel resumes at our production facilities, subject to earlier termination by either party upon thirty days written notice.
ADM will provide some of the services formerly provided to us by REG, Inc (“REG”). Our management and operational services agreement (“MOSA”) with REG, as extended, expired on June 11, 2010, although we continued our working relationship with REG for a period of time following that date upon the same general terms without a written agreement. Our MOSA with REG provided that REG would provide us with certain management personnel and services. However, our agreements with ADM do not contemplate the provision of management services because we desired to move all management functions in-house. For this reason, we hired a General Manager effective September 4, 2010, as well as an Operations Manager. During the nine months ended September 30, 2010 and September 30, 2009, we incurred management and operational service fees to REG of $102,639 and $370,657, respectively. The amount payable to REG as of September 30, 2010 was $20,579.

Although the expiration of the federal blenders’ credit has resulted in decreased demand for biodiesel, it is possible that the federal Renewable Fuels Standard (“RFS”) could help increase demand, as it sets minimum usage requirements for biodiesel and other types of biomass-based diesel. The Energy Policy Act of 2005 created the RFS, which initially required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (“EISA”) expanded the existing RFS (often referred to as “RFS2”) to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. In February 2010, the EPA published final regulations to implement the RFS2 program. The new rules set volume standards with respect to the amount of specific categories of renewable fuels. In particular, the EPA combined the 2010 biomass-based diesel requirement of 650 million gallons with the 2009 biomass-based diesel requirement of 500 million gallons to require the use of 1.15 billion gallons of biomass-based diesel by the end of 2010. In 2011, at least 800 million gallons of biomass-based diesel must be blended into the nation’s fuel pool; and in 2012, at least 1 billion gallons of biomass-based diesel must be blended into the national fuel pool. In each year thereafter, EPA must determine the level of biomass-based diesel required, which amount cannot be less than 1 billion gallons. RFS2 is enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable fuel producers through renewable identification numbers (“RINs”). Obligated parties such as refiners and fuel importers must acquire a certain number of biodiesel RINs in order to comply with RFS2. Some estimates have provided that, given total biodiesel production from January 2009 through July 2010, obligated parties will be required to purchase an additional approximate 350 million gallons of biodiesel from August 2010 through December 2010, which could lead to increased demand for biodiesel. However, we cannot guarantee that RFS2 will result in increased demand, that any increase in demand will offset the loss of the federal blenders’ tax credit or, because U.S. biodiesel production capacity exceeds the RFS2 requirements, that production of biodiesel will not continually exceed any demand for biodiesel created by RFS2.
Results of Operations for the Three Months Ended September 30, 2010 and 2009
The following table shows the results of our operations for the three months ended September 30, 2010 and 2009, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$2,898,239	100.00%	$17,037,884	100.00%

Cost of Sales	$3,354,338	115.74%	$15,430,919	90.57%

Gross Profit (Loss)	$(456,099)	(15.74%)	$1,606,965	9.43%

Operating Expenses	$276,901	9.55%	$541,435	3.18%

Other Income (Expense)	$(22,132)	(0.76%)	$53,507	0.31%

Net Income (Loss)	$(755,132)	(26.05%)	$1,119,037	6.57%

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin and fatty acids. The following table shows the sources of our revenues for the three months ended September 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$2,831,440	97.70%	$16,477,362	96.71%

Glycerin Sales	$47,899	1.65%	$194,850	1.14%

Fatty Acid Sales and Soapstock Sales	$18,900	0.65%	$365,672	2.15%

Total Revenues	$2,898,239	100.00%	$17,037,884	100.00%

Revenues from operations for the three months ended September 30, 2010 decreased by approximately 83.0% compared to revenues from operations for the three months ended September 30, 2009. Revenue from sales of biodiesel decreased by approximately 82.8% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 This decrease in revenues is due primarily to a decrease in our number of gallons of biodiesel sold. During the three months ended September 30, 2010, we sold approximately 83.9% fewer gallons of biodiesel as compared to the same period in 2009. This decrease in number of gallons sold is a direct result of the expiration of the blenders’ tax credit for biodiesel mixtures. Unless and until this tax credit is extended, it may be uneconomical for blenders of petroleum-based diesel to blend biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Our decrease in quantity of gallons sold was offset slightly by an increase in biodiesel prices. The average price per gallon we received for our biodiesel during the three months ended September 30, 2010 increased approximately 3.8% compared to the same period from the prior year.
Revenue from sales of glycerin decreased by approximately 75.4% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease in revenue is the net result of a decrease in quantity sold, offset by an increase in glycerin prices. The average sales price for our glycerin increased by approximately 123.8% during the three months ended September 30, 2010 compared to the same period the prior year. However, our quantity of glycerin sold decreased by approximately 89.0% during the three months ended September 30, 2010 compared to the same period the prior year due to decreased production. Revenue from sales of fatty acids decreased approximately 94.8% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The average sales price for our fatty acids increased by approximately 19.6% during the three months ended September 30, 2010 compared to the same period the prior year. However, our quantity of fatty acids sold decreased by approximately 95.7% during the three months ended September 30, 2010 compared to the same period the prior year due to decreased production.
During the three months ended September 30, 2010, we received $78,997 in incentive funds from the federal government related to the USDA Bioenergy Program, compared to the same period the prior year when we received $1,011,205 in incentive funds related to the federal blenders’ tax credit. We do not expect to receive any additional incentive funds so long as the federal blenders’ tax credit is not extended. The incentive funds we received during the three months ended September 30, 2010 and 2009 are included in our biodiesel sales revenue in the table above.
During the three-month period ended September 30, 2010, we produced a small quantity of biodiesel and sold additional amounts of our existing biodiesel inventory. During the first quarter of 2010, we rebuilt our in-house biodiesel inventories to establish our typical working inventory of approximately one million gallons. Prior to the first quarter of 2010 our inventory levels had been reduced to near zero in order for us to take advantage of the blenders’ credit as much as we could in 2009 prior to the expiration of the credit at year-end. So long as the federal blenders’ credit is not extended, we do not anticipate significantly rebuilding our in-house inventories again. During the three months ended September 30, 2010, we operated at an average of approximately 2.2% of our nameplate capacity, compared to the same period the prior year when we operated at an average of approximately 69.6% of our capacity.

Cost of Sales
While our absolute cost of sales for our products decreased during the three-month period ended September 30, 2010 compared to the three-month period from the prior year, our cost of sales as a percentage of our revenues increased from 90.57% of our revenues for the three months ended September 30, 2009, to 115.74% of our revenues for the three months ended September 30, 2010. This percentage increase is primarily due to price increases for our raw materials and energy compared to the previous year, and due to the fact that we had lower production rates compared to the previous year while fixed costs remained relatively consistent.
The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. During the three months ended September 30, 2010, approximately 63.1% of our total feedstock usage consisted of choice white grease, which is consistent with the same period in 2009, when 61.4% of our total feedstock usage was choice white grease. Animal fat prices remain less than soybean oil prices. The average price we paid for feedstock for the three months ended September 30, 2010 was approximately 1.2% higher than our feedstock prices for the same period in 2009. Our average price paid for methanol, another input into the biodiesel production process, increased by approximately 47.8% during the three months ended September 30, 2010 compared to the same period in the prior year. Finally, our average price paid for natural gas increased by approximately 173.2% during the three months ended September 30, 2010 compared to the same period in the prior year. This large increase in natural gas prices is largely a result of our fixed costs associated with natural gas.
Operating Expense
Although our absolute operating expenses decreased during the three-month period ended September 30, 2010 compared to the three-month period from the prior year, our operating expenses as a percentage of revenues were higher for the three-month period ended September 30, 2010 than they were for the three-month period ended September 30, 2009. The decrease in our absolute operating expenses was due to the fact that we had increased consulting and professional fees during the three-month period ended September 30, 2009 in connection with our proposed consolidation with REG. The decrease in our absolute operating costs is also attributable to decreased office and administrative expenses. Our decreased office and administrative expenses are a result of a decrease in management fees paid to REG during the three months ended September 30, 2010 compared to the same period the prior year, decreased National Biodiesel Board dues related to our lower production rates, and the elimination of our bad debt reserve related to marketing services performed by REG.
In mid-April 2010 we warm-idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. In connection with our plant warm-idling, we laid off 15 full-time employees to reduce operating expenses, although we agreed to pay the health and dental insurance policy premiums for these individuals through mid-August 2010. Effective August 13, 2010, we laid off seven additional full-time employees, leaving us with six full-time employees. We will also temporarily pay a portion of the health and dental insurance premiums of these laid-off employees. Since these most recent layoffs, we have hired three full-time employees, including our General Manager and Operations Manager. We have also hired four employees on a temporary basis for a limited production run. We do not expect to hire any additional employees until demand for biodiesel improves.
Other Income (Expenses)
Our other income (expenses) decreased from a net other income of $53,507, or 0.31% of revenues, for the three-month period ended September 30, 2009, to a net other expense of $22,132, or (0.76%) of revenues, for the three-month period ended September 30, 2010. This change resulted primarily from the net result of a decrease in interest expense related to our credit facilities, and a decrease in grant income. During the three months ended September 30, 2009, we received grant income in the amount of $131,525 from the Iowa Department of Economic Development’s New Jobs Training Program.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009
The following table shows the results of our operations for the nine months ended September 30, 2010 and 2009, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$9,433,069	100.00%	$31,904,006	100.00%

Cost of Sales	$10,327,564	109.48%	$30,222,543	94.73%

Gross Profit (Loss)	$(894,495)	(9.48%)	$1,681,463	5.27%

Operating Expenses	$1,172,060	12.43%	$1,546,498	4.85%

Other Income (Expense)	$(12,334)	(0.13%)	$94,646	0.30%

Net Income (Loss)	$(2,078,889)	(22.04%)	$229,611	0.72%

Revenues
In addition to revenues from sales of biodiesel, crude glycerin and fatty acids, during the nine months ended September 30, 2010, we also derived revenues from custom processing and storage. The following table shows the sources of our revenues for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$8,689,482	92.12%	$30,706,418	96.25%

Glycerin Sales	$201,739	2.14%	$534,058	1.67%

Fatty Acid Sales and Soapstock Sales	$333,620	3.54%	$663,530	2.08%

Custom Processing and Storage	$208,228	2.21%	$—	—%

Total Revenues	$9,433,069	100.00%	$31,904,006	100.00%

Revenues from operations for the nine months ended September 30, 2010 decreased by approximately 70.4% compared to revenues from operations for the nine months ended September 30, 2009. This decrease in revenues is due primarily to decreased biodiesel and co-products sales. This decrease in product sales is a consequence of the expiration of the blenders’ tax credit for biodiesel mixtures. Additionally, during the nine months ended September 30, 2010, we received $78,997 in incentive funds from the federal government, compared to the same period the prior year when we received $3,055,599 in incentive funds. The incentive funds we received during the nine months ended September 30, 2010 were related to the USDA Bioenergy Program, while the incentive funds we received during the nine months ended September 30, 2009 were related to the federal blenders’ tax credit. The incentive funds we received are included in our biodiesel sales revenue in the table above.
For the nine months ended September 30, 2010, we also derived revenues from custom processing and storage. Our revenues from custom processing are attributable to experimental processing that we conducted on behalf of another company. Our revenues from storage are attributable to storing product sold by us until the time the purchaser took possession of the product. We do not expect to derive substantial revenues from custom processing or storage in the future. During the nine months ended September 30, 2010, we operated at an average of approximately 13.7% of our nameplate capacity.

Cost of Sales
While our absolute cost of sales for our products decreased during the nine months ended September 30, 2010 compared to the same nine months in the prior year, our cost of sales as a percentage of our revenues increased from 94.73% of our revenues for the nine months ended September 30, 2009, to 109.48% of our revenues for the nine months ended September 30, 2010. This percentage increase is primarily due to price increases for our feedstock, raw materials and energy compared to the previous year, and due to the fact that we had lower production rates compared to the previous year while fixed costs remained relatively consistent.
Operating Expense
Our operating expenses were lower for the nine months ended September 30, 2010 than they were for the nine months ended September 30, 2009. This decrease was primarily due to the fact that we had decreased office and administrative expenses during the nine months ended September 30, 2010 compared to the same period the prior year due decreased management fees, association dues, and the elimination of our bad debt reserve. Additionally, the decrease in operating expenses was also a result of our increased consulting and professional fees during the nine months ended September 30, 2009 in connection with our proposed consolidation with REG. However, our operating expenses as a percentage of revenues were higher for the nine months ended September 30, 2010 than they were for the nine months ended September 30, 2009 due to lower production levels, while fixed costs remained relatively stable.
Other Income (Expenses)
Our other income (expense) decreased from a net other income of $94,646, or 0.30% of revenues, for the nine months ended September 30, 2009, to a net other expense of $12,334, or (0.13%) of revenues, for the nine months ended September 30, 2010. This change is a net result of decreased interest expense related to our credit facilities for the nine months ended September 30, 2010 compared to the same period the prior year, offset by the non-reoccurring grant income we recognized during the nine months ended September 30, 2009 related to our forgivable loan from the Iowa Department of Economic Development and the Iowa Department of Economic Development’s New Jobs Training Program and a decrease in patronage dividends from our lender during the nine months ended September 30, 2010 compared to the same period the prior year.
Changes in Financial Condition for the Nine Months Ended September 30, 2010
The following table highlights the changes in our financial condition for the nine months ended September 30, 2010:

	September 30,	December 31,
	2010	2009
Current Assets	$1,940,796	$7,424,221
Current Liabilities	$726,235	$3,991,982
Long-Term Debt	$1,573,055	$3,262,222
Members’ Equity	$26,471,897	$28,550,785
Current Assets. The decrease in current assets from $7,424,221 as of December 31, 2009, to $1,940,796 as of September 30, 2010, is primarily a result of a decrease in incentive receivables, a decrease in trade account receivables and other receivables, a decrease in prepaid expenses, and payments made on our long-term debt, partially offset by an increase in inventory and an increase in cash and cash equivalents. Our receivables were relatively high at December 31, 2009 due to our continued production through that date in order to take advantage of the federal blenders’ tax credit as much as we could in 2009 prior to the expiration of the credit at year-end. Since this tax credit expired, our production has been limited. For similar reasons, our inventory was relatively low at December 31, 2009, but has since increased again. During the nine months ended September 30, 2010, we made payments on our term note totaling $2,075,000 and reduced the amount outstanding under our revolving credit loan by $1,605,000.

Current Liabilities. Our current liabilities decreased from $3,991,982 as of December 31, 2009, to $726,235 as of September 30, 2010. This decrease was due primarily to a decrease in the current portion of our long-term debt related to our “free cash flow” payment and regular quarterly payments on our term note, a decrease in checks issued in excess of our bank balance, a decrease in accounts payable, and a decrease in accrued expenses.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, at September 30, 2010, as compared to December 31, 2009, was due to a decrease in the balance under our term note and our reducing revolving credit note with Farm Credit Services. During the nine-month period ended September 30, 2010, we made payments totaling $2,075,000 to Farm Credit Services under our term note and net payments totaling $1,605,000 under our revolving credit note.
Members’ Equity. Members’ contributions at September 30, 2010 and December 31, 2009 are $23,516,377. Retained earnings as of September 30, 2010 are $2,955,520 compared to $5,034,409 at December 31, 2009 due to our net loss during the nine months ended September 30, 2010.
Liquidity and Capital Resources
Cash Flows
The following table shows cash flows for the nine months ended September 30, 2010 and 2009:

	2010	2009
Net cash provided by operating activities	$4,364,544	$2,849,513
Net cash used in investing activities	$(118,591)	$(136,040)
Net cash used in financing activities	$(4,097,176)	$(2,704,167)

Net increase in cash and equivalents	$148,777	$9,306

Operating Cash Flows
For the nine months ended September 30, 2010, cash provided by operating activities increased by $1,515,031 compared to the nine months ended September 30, 2009. This increase was primarily the result of changes in our receivables, including trade account receivables, incentive receivables and other receivables, prepaid expenses and other assets, provision for bad debts and non-cash forgiveness of debt, netted against our net loss for the nine months ended September 30, 2010 compared to the net gain during the same period the prior year and changes in our inventory, margin deposits, accrued wages and benefits and accounts payable. Most of the changes in operating cash flows for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 are directly attributable to our decreased production during the nine months ended September 30, 2010.
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
Investing Cash Flows
For the nine months ended September 30, 2010, cash used in investing activities decreased by $17,449 compared to the nine months ended September 30, 2009. This decrease in cash used resulted from a decrease in expenditures for property, plant, and equipment during the nine months ended September 30, 2010 compared to the same period the prior year.

Financing Cash Flows
For the nine months ended September 30, 2010, cash used in financing activities increased by $1,393,009, compared to the nine months ended September 30, 2009. This increase is a result of a net decrease in checks issued in excess of our bank balance and payments on our long-term debt exceeding proceeds from our long-term debt by approximately $1,060,001 more during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
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
Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to a Master Loan Agreement (“MLA”). CoBank, ACB is the administrative agent of Farm Credit pursuant to an Administrative Agency Agreement dated June 6, 2005. Pursuant to supplements to the MLA, the loan commitments from Farm Credit consist of a $10,000,000 term loan and an $8,000,000 reduced revolving credit loan. However, the expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000 (inclusive of our $490,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, discussed above under “Short-Term Debt Sources”). The term of this agreement has since been extended through January 31, 2011, and we therefore expect the reduction in the amount available under our revolving credit loan to last through that date at a minimum, unless Farm Credit otherwise agrees to increase the available amount under the loan prior to that date. We have also agreed to amend the covenant in our loan agreement with Farm Credit pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan does not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement with Farm Credit. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000. As of September 30, 2010, the balance outstanding on our term loan was $275,000. At September 30, 2010, the balance outstanding under the revolving credit loan was $1,025,000.
Our term loan requires quarterly payments of principal in the amount of $450,000, with a final payment due no later than December 20, 2011. We are also required to make annual payments of 50% of our “free cash flow,” as defined in our term loan agreement. Because the balance outstanding on our term loan is $275,000 and our term loan requires principal payments in the amount of $450,000 each quarter, we expect to pay off the term loan in full within the next fiscal quarter. However, our term loan agreement provides that in the event our term loan is paid in full prior to the end of fiscal year 2012, we must continue to make 50% “free cash flow” payments for each fiscal year through fiscal year 2012 in the form of early reductions to the amount of our revolving credit loan commitment.
Subject to our May 14, 2010 agreement with Farm Credit, as extended, advances under the revolving credit loan are available throughout the life of the commitment, although the amount of the commitment reduces by $900,000 semi-annually beginning upon the earlier of: (i) July 1, 2012, or (ii) the first day of the month that is six months after the first day of the month following the repayment of our term loan. Because we expect to pay off the term loan in full in December 2010, we anticipate that our revolving credit loan commitment will be reduced by $900,000 every six months beginning July 1, 2011. As discussed above, the revolving credit loan commitment may also be reduced in the amount of any “free cash flow” payment we would otherwise be required to make on our term loan through 2012. Any outstanding balance on our revolving credit loan is due and payable in full on July 1, 2016. At September 30, 2010, we had $4,485,000 of available borrowings under the revolving credit loan.

The term loan and the revolving credit loan each bear interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR. Each of the rates is subject to certain performance pricing adjustments. Additionally, our loan agreements with Farm Credit contain various covenants pertaining to minimum working capital and minimum net worth requirements. As of September 30, 2010, we are in compliance with these covenants. Our notes with Farm Credit are secured by substantially all of our assets.
On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden REC for a $740,000 no-interest loan to fund operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of September 30, 2010 was $472,777.
We have obtained subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development (“IDED”). The subordinated debt financing included a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. On April 30, 2009, IDED notified us that we had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with the remaining unpaid principal due in December 2012. The balance outstanding on the zero-interest deferred loan at September 30, 2010 is $185,000.
Subsequent Events
We previously agreed with Farm Credit to reduce the amount available under our revolving credit loan, inclusive of our irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, from $8,000,000 to $6,000,000 through October 31, 2010. We also agreed to amend the covenant in our loan agreement with Farm Credit pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan does not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement with Farm Credit. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000. On October 25, 2010, we finalized an extension of the term of this agreement through January 31, 2011 and therefore expect the reduction in the amount available under our revolving credit loan to last through that date at a minimum, unless Farm Credit otherwise agrees to increase the available amount under the loan prior to that date.
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
Our risk management committee oversees our risk management practices and provides open communication among management and the board of directors regarding market risk. The risk management committee takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment, and control of various risks.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with Farm Credit. Specifically, we have $1,300,000 outstanding in variable rate debt as of September 30, 2010. The specifics of our credit facilities are discussed in detail in “Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable	Interest Rate at	Interest Rate Following	Annual Adverse Change
Rate Debt at 9/30/10	September 30, 2010	10% Adverse Change	to Income
$275,000	3.25%	3.58%	$908
$1,025,000	3.25%	3.58%	$3,383
Commodity Price Risk
We are also exposed to market risk from commodity prices. Exposure to commodity price risk results from our dependence on animal fats, soybean oil, and natural gas in the biodiesel production process. We are also exposed to biodiesel and co-products price risks as our revenues consist primarily of biodiesel sales and co-products sales. Currently, we seek to minimize the risks from fluctuations in the price of biodiesel by using derivative instruments such as cash, futures, and option contracts for home heating oil. There is currently no futures market for biodiesel. Instead, we use home heating oil derivatives. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market. Currently, we are unable to manage our price risk for animal fats as there are no futures contracts available for animal fats, and animal fats suppliers are, to date, unwilling to enter into long-term contracts for animal fats.

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
Although we believe our hedge positions accomplish an economic hedge against our future sales, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At September 30, 2010 and December 31, 2009, we recorded a net liability for derivative instruments of $29,657 and $2,587, respectively. During the nine months ended September 30, 2010, we recognized a net gain in earnings on derivative activities of $147,344, which is included in our cost of sales in our statements of operations.
Several variables could affect the extent to which biodiesel price fluctuations impact our derivative instruments. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.
A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the net fair value of our derivative instruments as of September 30, 2010 and September 30, 2009, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change -
	Fair Value	Market Risk
September 30, 2010	$285,743	$28,574
September 30, 2009	$4,092,754	$409,275

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
In 2008, a customer allegedly defaulted on its contract with our biodiesel marketer for the purchase of biodiesel due to revocation of the customer’s letter of credit after our marketer shipped the biodiesel for exporting. As a result, our marketer sold the biodiesel to another purchaser for a lower price. Our former marketer, on behalf of WIE and other biodiesel producers who sold biodiesel to the allegedly defaulting customer, is now in continued arbitration to resolve this dispute. The arbitration is being conducted in London, UK under the system of arbitration and appeals of the Federation of Oils, Seeds, and Fats Associations (FOSFA). The parties to the arbitration proceeding are an affiliate of our former marketer, REG Marketing and Logistics Group LLC, and Avista Trade Oy, a Finnish entity. On September 28, 2010, the arbitrators issued an award to our former marketer in an amount of approximately $3.25 million, plus interest dating from November 1, 2008, plus certain fees, costs and legal expenses. However, Avista Trade Oy has appealed this award to the FOFSA Board of Appeal. Because WIE produced and marketed approximately one-third (1/3) of the total quantity of biodiesel for which payment default is alleged in this arbitration proceeding, we estimate that WIE will be entitled to approximately one-third (1/3) of any award, judgment, settlement, or other monies collected by our former marketer arising from this dispute.

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

If our biodiesel plant resumes production, we may have difficulty in finding customers to purchase our biodiesel. We began warm-idling our biodiesel plant in mid-April 2010 due to limited sales and reduced sales forecasts. If and when market conditions improve and we restart operations at the plant, our former customers may no longer desire to purchase biodiesel from us or our biodiesel marketer. Since the expiration of the tax credit, blenders of petroleum-based diesel have not blended as much biodiesel with petroleum-based diesel fuel due to the higher cost of biodiesel. Even if the blenders’ credit is extended, certain blenders may no longer have an interest in blending biodiesel with petroleum-based diesel fuel. It is also possible that since the time we ceased producing biodiesel, our former customers may have found other biodiesel producers from which to procure biodiesel. This may have a material adverse effect on our ability and the ability of our biodiesel marketer to sell our biodiesel and our members could lose some or all of their investment.
Further reductions in the amounts available under our credit facilities with Farm Credit may cause us to be unable to meet our capital needs. The expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000 (inclusive of our $490,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative) and reduce the amount of minimum working capital required pursuant to our loan covenants. On October 25, 2010, we finalized an extension of the term of this agreement through January 31, 2011 and therefore expect the reduction in the amount available under our revolving credit loan to last through that date at a minimum. If Farm Credit further reduces the amounts available under our credit facilities or deems itself insecure and demands immediate payment of the amounts owed to it pursuant to our credit facilities, we may be unable to meet our capital needs. This may have a material adverse effect on our ability to operate the plant and may cause our members to lose some or all of their investment.
The Renewable Fuels Standard may not be implemented as anticipated. As currently implemented, the Renewable Fuels Standard (“RFS2”) requires obligated parties such as refiners and fuel importers to utilize 1.15 billion gallons of biodiesel during 2009 and 2010 combined, and 800 million gallons during 2011. Some estimates have provided that, given total biodiesel production from January 2009 through July 2010, obligated parties will be required to purchase an additional approximate 350 million gallons of biodiesel from August 2010 through December 2010. However, because the rule implementing RFS2 became effective on July 1, 2010 but is applicable to periods before that date, certain interested parties have taken legal action to block the Environmental Protection Agency’s implementation of RFS2 based on the alleged retroactive applicability of the standard. If these parties are successful in their legal actions, or if the Environmental Protection Agency otherwise waives or modifies the requirements of RFS2, demand for biodiesel could be adversely impacted. If the RFS2 biodiesel consumption requirements are not ultimately enforced as presently required, demand for and the value of our biodiesel may be less than we project, and our members could lose some or all of their investment.
We are in competition with ADM, our current product marketer, which could place us at a competitive disadvantage and cause a conflict of interest for ADM. We have contracted with ADM for feedstock procurement and marketing services for our plant. If and when we recommence producing biodiesel, we will be highly dependent upon ADM to procure our inputs and market our products. ADM owns, wholly or jointly, biodiesel production facilities in Missouri, North Dakota, and other places around the world. This means that ADM is in competition with us in many aspects of our business, including feedstock procurement (to the extent that we utilize soybean oil as a feedstock) and biodiesel production and marketing. Because ADM operates its own biodiesel production facilities and competes with us in many aspects of our business, ADM may have a conflict of interest in marketing our products. Although we have entered into marketing and feedstock procurement agreements with ADM, there is no assurance that ADM’s performance of these services will not be compromised by its own biodiesel production operations.
Our reliance on ADM to procure our inputs and market our products could damage our profitability if ADM fails to perform its obligations pursuant to our agreements with ADM. We are highly dependent upon ADM to procure our inputs and market our products pursuant to our agreements with ADM. We do not have a soy crushing facility to supply our own raw soybean oil and we do not have any arrangements with other suppliers of feedstock. Rather, we will depend upon ADM to acquire our feedstock from third parties. If and when we recommence producing biodiesel, if ADM is unable to provide us with adequate feedstock, we may have to decrease or halt operations which would adversely affect our ability to generate profits and adversely affect our financial obligations.

In addition, we do not have a sales force of our own to market our biodiesel and glycerin and will be highly dependent upon ADM to market our products. If ADM breaches the terms of our agreement or does not have the ability to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel and glycerin. Our lack of a sales force and reliance on ADM to sell and market our products may place us at a competitive disadvantage. If and when we recommence producing biodiesel, our failure to sell our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could adversely affect our financial position.
If ADM does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Additionally, ADM’s right to terminate its agreements with us upon thirty days’ notice could place us at a competitive disadvantage. Any loss of our relationship with ADM may result in the failure of our business. Significant costs and delays would likely result from the need to find other feedstock suppliers, consultants or product marketers. In addition, any failure by ADM to perform under our agreements may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our members could lose all or substantially all of their investment in us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits. The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Product Marketing Agreement between Western Iowa Energy, LLC and Archer-Daniels-Midland Company, dated September 21, 2010. +

10.2	Feedstock Agreement between Western Iowa Energy, LLC and Archer-Daniels-Midland Company, dated September 21, 2010. +

10.3	Services Agreement between Western Iowa Energy, LLC and Archer-Daniels-Midland Company, dated September 21, 2010. +

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

(+)	Confidential Treatment Requested.

SIGNATURES
Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN IOWA ENERGY, LLC

Date: November 15, 2010	/s/ William J. Horan William J. Horan
Chairman, President and Director
(Principal Executive Officer)

Date: November 15, 2010	/s/ Joe Neppl Joe Neppl
Chief Financial Officer
(Principal Financial and Accounting Officer)