Form 10-K
period 2010-12-31
Western Iowa Energy, L.L.C.
filed 2011-03-29
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2010.
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
(Title of class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the membership units held by non-affiliates of the registrant was $23,497,300 at June 30, 2010. There is no established public trading market for the registrant’s membership units. In addition, no units of the registrant were traded during the fiscal years ended December 31, 2010 and December 31, 2009. The aggregate market value was computed by reference to the average price at which membership units were traded on the registrant’s qualified matching service during the fourth quarter of the registrant’s fiscal year ended December 31, 2008, which is the most recent quarter prior to June 30, 2010 during which the registrant’s units were traded on the qualified matching service.
As of March 1, 2011, there were 26,447 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Section III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2010.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in federal, state, or local incentives for biodiesel production, including without limitation the federal biodiesel blenders’ tax credit;
•	The availability and adequacy of our cash flow to meet our requirements;
•	Changes to the rules related to the Renewable Fuels Standard and the value of renewable identification numbers (“RINs”);
•	Competition with other manufacturers in the biodiesel industry;
•	Results of our hedging strategies;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion, and operations;
•	Changes in the amounts available under our credit facilities with Farm Credit;
•	Our ability to keep up with the latest technology for the production of biodiesel;
•	Decrease in the demand for biodiesel;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Actual biodiesel and co-product production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on ADM to market our products;
•	Fluctuations in petroleum prices;
•	Our ability to procure and our reliance on ADM to procure feedstock for our plant;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in our business strategy, capital improvement, or development plans;
•	Consequences of the domestic and global economic downturn and ongoing financial crisis;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or transportation industries;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;
•	Changes and advances in biodiesel production technology;
•	Our ability to export our biodiesel;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and co-products;
•	Our ability to successfully operate our plant following the period during which the plant was warm-idled;
•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Our ability to comply with the financial covenants in our loan agreements;
•	Changes to our operations related to the engagement of ADM as our biodiesel and co-product marketer and feedstock procurer;
•	Our ability to hire and retain qualified personnel to operate the plant; and
•	Other factors described elsewhere in this report.

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
PART I.

Item 1.	Business
General Development of Business
Western Iowa Energy, LLC (“WIE” or the “Company”) is an Iowa limited liability company formed on September 21, 2004, for the purpose of developing, constructing, and operating a biodiesel manufacturing facility in Sac County, Iowa. References to “we,” “us,” and “our” refer to Western Iowa Energy, LLC. Our biodiesel production plant first commenced operations in May 2006.
We derive our revenues from the sale and distribution of our biodiesel, glycerin, and fatty acid. Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year and is able to pre-treat crude vegetable oil and crude animal fats for use in the biodiesel production process. Our pretreatment systems permit us to utilize lower-cost feedstock, such as animal fats, in place of higher-cost feedstock, such as soybean oil, to optimize our profits.
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
For the fiscal year ended December 31, 2010, we produced a total of 3,411,080 gallons of biodiesel at our plant. This is significantly less than our annual nameplate production capacity of 30,000,000 gallons, and represents a significant decrease from the fiscal year ended December 31, 2009, when we produced 17,276,098 gallons of biodiesel. The reduced production in fiscal year 2010 was a result of limited sales related to the failure of Congress to extend the federal blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. Although this tax credit was reinstated in December 2010 and made retroactive for the 2010 calendar year, the absence of the credit during 2010 caused many biodiesel plants to significantly reduce production or halt production altogether. The biodiesel tax credit is set to expire again on December 31, 2011. If Congress fails to enact another extension of this credit, we expect that demand for biodiesel will once again decrease significantly.
In mid-April 2010 we warm-idled our plant, meaning we reduced staffing levels and maintained the plant in a state capable of commencing the production of biodiesel again within a matter of several days, due to limited sales. In connection with our plant warm-idling, we laid off 15 full-time employees to reduce operating expenses. Effective August 13, 2010, we laid off seven additional full-time employees, leaving us with six full-time employees. However, since these layoffs we have begun hiring employees again. In September 2010, we hired our General Manager and Operations Manager. We were in need of employees for these positions following the termination of our Management and Operational Services Agreement (“MOSA”) with Renewable Energy Group, Inc. (“REG”), discussed below in more detail. Following the reinstatement of the biodiesel tax credit in December 2010, we began to hire back additional employees as we started operating our biodiesel plant again.

On May 11, 2009, we entered into an Asset Purchase Agreement with REG providing for the sale of substantially all of our assets to REG. This agreement was later amended on August 7, 2009 and again on November 20, 2009. Under the agreement as amended, REG Wall Lake, LLC would have acquired substantially all of our assets and certain of our liabilities in exchange for a certain amount of common and preferred stock in REG Newco, Inc. The amended agreement also contemplated the consolidation of the business and operations of two other biodiesel plants, Central Iowa Energy, LLC and Blackhawk Biofuels, LLC, under REG Newco, Inc. However, the amended agreement was subject to several closing conditions, including the approval of a majority of the membership voting interests of WIE. On February 24, 2010, our unitholders voted against the proposed transaction, meaning that we did not complete the transaction.
REG formerly managed and directed the general operations of our plant pursuant to the MOSA. However, the term of the MOSA, as extended, expired on June 11, 2010. Following the expiration of the MOSA, we continued our working relationship with REG upon the same general terms without a written agreement. During this time, the plant was warm-idled, as discussed above, meaning we were not engaging in the day-to-day production of biodiesel and its co-products and therefore did not require the same level of management, feedstock procurement and product marketing services that would have been required if we were actively operating the plant during that time.
Since we desired to have marketing and feedstock procurement services in place in the event that the federal biodiesel tax credit was reinstated, in September 2010 we finalized three agreements with Archer-Daniels-Midland Company (“ADM”): (i) a Product Marketing Agreement, (ii) a Feedstock Agreement, and (iii) a Services Agreement. Pursuant to the Product Marketing Agreement, ADM will purchase, and we will sell, all of the biodiesel and co-products produced at our biodiesel plant. Under this agreement, we will receive an amount equal to the sales price charged by ADM to third party purchasers for our products (or to be paid by ADM, if there is no underlying third party sale), less ADM’s marketing costs such as freight, fuel surcharges, brokerage fees, off-site storage and any applicable shrink, independent lab fees, and other related costs. Under the Feedstock Agreement, ADM will procure the feedstock for our biodiesel plant. Finally, pursuant to the Services Agreement, ADM will provide us with certain other services, including: (i) annual site audits for BQ 9000, safety, and regulatory and environmental compliance, (ii) ongoing operations assistance, and (iii) annual quality control lab audits and routine round robin lab testing. The initial terms of the Product Marketing Agreement, Feedstock Agreement and Services Agreement are one year, commencing on the first day of the month in which the production of biodiesel resumed at our biodiesel plant, which was January 2011, subject to earlier termination by either party upon thirty days written notice. While our MOSA with REG provided that REG would provide us with certain management personnel and services, our agreements with ADM do not contemplate the provision of management services because we desired to move all management functions in-house. For this reason, we hired our General Manager and Operations Manager in September 2010, as discussed above.
We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities. In May 2010 we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000 through July 31, 2010. The agreement to reduce this loan was subsequently extended through March 31, 2011. On March 28, 2011, we agreed with Farm Credit to increase the amount available under this loan to $7,000,000 through September 30, 2011. We paid off our term debt in full in December 2010. Although we expect to have sufficient cash flow to fund our operations from our continuing operations and from our remaining credit facilities, it is possible our cash flow may prove to be insufficient.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of animal fats and other feedstocks from which we produce our biodiesel, glycerin, and fatty acid; dependence on our product marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state, and/or local level; and the cost of complying with extensive environmental laws that regulate our industry.

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
We derived approximately 90.0% of our revenue from the sale of biodiesel during our fiscal year ended December 31, 2010. Biodiesel sales accounted for approximately 96.7% and 96.5% of our revenue for the fiscal years ended December 31, 2009 and 2008, respectively.
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
We derived approximately 2.6% of our revenue from the sale of crude glycerin during our fiscal year ended December 31, 2010. Crude glycerin sales accounted for approximately 1.4% and 2.2% of our revenue for the fiscal years ended December 31, 2009 and 2008, respectively.
Primary Co- Product — Fatty Acid
An additional co-product of the biodiesel production process is fatty acid. Fatty acid is generally used as a component of livestock feed. We derived approximately 3.5% of our revenue from the sale of fatty acid during our fiscal year ended December 31, 2010. Fatty acid sales accounted for approximately 1.9% and 1.3% of our revenue for the fiscal years ended December 31, 2009 and 2008, respectively.
Principal Products Markets
As described below in “Distribution Methods”, we currently market and distribute all of our biodiesel, glycerin, and fatty acid through a third-party marketer, Archer-Daniels-Midland Company (“ADM”). Our products are primarily sold in the domestic market. A portion of our products have also been sold in international markets, particularly to European customers. In 2009, however, the European Commission imposed anti-dumping and countervailing duties on U.S. biodiesel imported into Europe. These duties significantly increase the price at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers.
We expect our product marketer to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods
We previously were a party to a Management and Operational Services Agreement (“MOSA”) with Renewable Energy Group, Inc. (“REG”), under which REG marketed and distributed our biodiesel, glycerin, and fatty acid. The term of the MOSA expired on June 11, 2010, although we continued our working relationship with REG for a period of time following that date upon the same general terms without a written agreement. Pursuant to the MOSA, we paid REG a fee equal to one cent ($0.01) per gallon for all biodiesel marketed from our facility. We also paid REG a fee for marketing our glycerin based on the amount of biodiesel marketed, which was equal to one fifth of one cent ($0.002) per gallon of biodiesel. We also paid REG an annual net income bonus equal to 6% of our net income.
Following the expiration of the term of the MOSA, we entered into a Product Marketing Agreement with ADM dated September 21, 2010 pursuant to which ADM purchases from us, and we sell to ADM, all of the biodiesel and co-products produced at our biodiesel plant. Under the Product Marketing Agreement, we receive an amount equal to the sales price charged by ADM to third party purchasers for our products (or to be paid by ADM, if there is no underlying third party sale), less ADM’s marketing costs such as freight, fuel surcharges, brokerage fees, off-site storage and any applicable shrink, independent lab fees, and other related costs. ADM also procures feedstock for our production plant and provides certain other services to us pursuant to separate agreements. The fee we pay to ADM for all such services, including services provided under the Product Marketing Agreement, is a percentage of the net amount we receive for our product sales, plus a percentage of our annual net profit. The initial terms of our Product Marketing Agreement with ADM is one year, commencing on the first day of the month in which we resumed the production of biodiesel following our warm-idle, which was January 2011, subject to earlier termination by either party upon thirty days written notice. The amounts we paid our product marketers for their services in the fiscal years ended December 31, 2010, 2009, and 2008 were $106,099, $676,532, and $751,659, respectively.
Seasonal Demand for Biodiesel
Biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture. Cold flow refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The cloud point is the temperature at which small solid crystals are visually observed as the fuel is cooled. When air temperatures fall below the cloud point, these crystals may plug fuel filters or drop to the bottom of a storage tank; however, fuels can usually be pumped at temperatures below the cloud point. The “pour point” for a fuel is the temperature at which the fuel contains so many crystals that it is essentially a gel and will no longer flow. Therefore, a lower cloud point and pour point means that the fuel flows better in colder temperatures. To provide biodiesel with an acceptable cloud point and pour point in cold weather, we need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% provides acceptable cold flow properties for the Iowa market. We expect that our biodiesel distributor will sell our biodiesel throughout the nation, and potentially abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel typically diminishes in colder climates and during the colder fall and winter months as a result of cold flow concerns. Animal fat-based biodiesel has a higher pour point temperature than other types of biodiesel. Accordingly, demand for this type of biodiesel may fluctuate by season more than demand for biodiesel made from other types of feedstock.
General Demand for Biodiesel
The biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. In 2010, the Renewable Fuels Association reported that a record 13.23 billion gallons of ethanol were produced in the United States. However, the biodiesel industry produced only approximately 315 million gallons of biodiesel in 2010, constituting only a small part of the U.S. diesel fuel market and a fraction of the amount of 2010 ethanol production. Total 2010 biodiesel production is also significantly less than that produced in 2009, which was approximately 545 million gallons. Biodiesel production overall is currently less than current national biodiesel production capacity. The Biodiesel Magazine website estimates that as of January 27, 2011, national biodiesel production capacity totaled approximately 2.84 billion gallons per year. According to the Biodiesel Magazine website there are 169 plants already operational; of these, some are currently not producing biodiesel and some do not currently operate at full capacity due to this excess production capacity and other economic factors.

While there has been some uncertain or negative public opinion regarding biodiesel, in July 2008 there was a change to the ASTM standards which allows up to 5% biodiesel to be blended in with petroleum diesel and the product to still be labeled as petroleum diesel. This may continue to provide demand for biodiesel, especially in conjunction with the renewed biodiesel tax credit and RFS2, discussed below under “Government Regulation and Federal Biodiesel Supports,” and offset some of the negative public opinions the biodiesel industry has faced.
Financial Information about Geographic Areas
All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2010, 2009 and 2008 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third party marketer to market our biodiesel and co-products. Our marketer may decide to sell our products in countries other than the United States.
Sources and Availability of Raw Materials
Feedstock Procurement
We entered into a Feedstock Agreement with ADM in September 2010, under which ADM procures the feedstock for our biodiesel plant. The inability of ADM to obtain adequate feedstock for our facility at economical prices, or at all, could have significant negative impacts on our ability to produce biodiesel and on our revenues.
Feedstock Cost and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant and widely used feedstock available in the United States. Our plant is capable of pretreating animal fats and crude vegetable oil, including soybean oil and corn oil, and utilizing these feedstocks to produce biodiesel. Our plant is also capable of pretreating used cooking oils. Animal fat has typically been less expensive to acquire than soybean oil and, accordingly, we attempt to use as much animal fat feedstock as possible when producing our biodiesel when such use would return greater profit margins. Demand for animal fat-based biodiesel, however, typically declines in the colder fall and winter months and, accordingly, our use of animal fats may decline during those months. Most of the feedstock used in our biodiesel production in fiscal year 2010 was animal fats. In the past we have also utilized cooking oils as a lower-cost feedstock alternative to soybean oil.
In the event we cannot obtain adequate supplies of feedstock at affordable prices, our ability to operate profitably may be materially impaired. Increased feedstock costs may reduce our revenues and the value of our units.
Animal Fats and Other Alternative Feedstocks
Our plant is capable of utilizing animal fats to produce biodiesel. In 2010, approximately 75.8% of our total feedstock usage consisted of a particular animal fat, choice white grease, as compared to 2009 and 2008, when 68.8% and 57.0%, respectively, of our total feedstock usage consisted of choice white grease. Animal fat prices peaked in the summer of 2008 and then fell as domestic and global economic conditions worsened. More recently animal fat prices have risen again and remain above their historical average. We have also used small amounts of bacon fat, beef tallow, poultry fat, lard, yellow grease, and used cooking oil as feedstocks for our biodiesel.
It takes approximately 7.75 pounds of choice white grease to make a gallon of biodiesel. In 2010, the average price we paid for choice white grease was 28.32 cents per pound. By contrast, we paid an average of 24.92 and 39.50 cents per pound for choice white grease in 2009 and 2008, respectively.

The charts below show U.S. lard and edible tallow prices over the past ten years and for each month from February 2010 to January 2011.
Lard and Edible Tallow Prices for the Past
10 Years

	Lard Price		Edible Tallow
Marketing Year	(cents/lb.)		Price (cents/lb.)
2001/2002	13.55		13.87
2002/2003	18.13		17.80
2003/2004	26.13		22.37
2004/2005	21.80		18.48
2005/2006	21.74		18.16
2006/2007	28.43		27.32
2007/2008	40.85		41.68
2008/2009	26.72		25.47
2009/2010	31.99		32.26
2010/2011	44.5-48.5	(1)	45.0-49.0	(1)
Lard and Edible Tallow Prices
for Preceding Twelve-Month
Period

	Lard Price		Edible Tallow
Month	(cents/lb.)		Price (cents/lb.)
February 2010	28.25		29.42
March 2010	32.95		33.73
April 2010	33.95		35.14
May 2010	34.24		35.33
June 2010	32.98		35.72
July 2010	31.42		32.50
August 2010	33.33		33.54
September 2010	43.59		35.02
October 2010	46.64		37.00
November 2010	37.32		41.75
December 2010	38.30		45.00
January 2011	48.50	(1)	50.10	(1)

(1)	Preliminary Price

Source: USDA, Oil Crops Outlook Report, February 10, 2011
Soybean Oil
Like many other biodiesel plants, our plant is capable of producing biodiesel from crude vegetable oils, including soybean oil. Due to the recent high cost of soybean oil, however, we have significantly limited our use of soybean oil. After peaking in the summer of 2008 and sharply declining thereafter, soybean oil prices remained relatively stable throughout 2009 and the first nine months of 2010. However, more recently, soybean oil prices have again risen sharply. This increase is likely attributable to projected decreases in soybean oil stock, combined with increasing demand from export markets. The charts below show U.S. soybean oil prices over the past ten years and for each month from February 2010 to January 2011.

U.S. Soybean Oil Prices for the Past
10 Years

	Price
Marketing Year	(cents/lb.)
2001/2002	16.46
2002/2003	22.04
2003/2004	29.97
2004/2005	23.01
2005/2006	23.41
2006/2007	31.02
2007/2008	52.03
2008/2009	32.16
2009/2010	35.95
2010/2011	51.0-55.0	(1)
U.S. Soybean Oil Prices
for Preceding Twelve-Month
Period

	Price
Month	(cents/lb.)
February 2010	34.69
March 2010	36.39
April 2010	37.11
May 2010	35.41
June 2010	34.47
July 2010	35.07
August 2010	37.57
September 2010	39.21
October 2010	44.02
November 2010	47.62
December 2010	51.51
January 2011	53.84	(1)

(1)	Preliminary Price

Source: USDA, Oil Crops Outlook Report, February 10, 2011
It takes more than seven pounds of soybean oil to make a gallon of biodiesel. Increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel we sell produced from soybean oil. Any increase in the price of soybean oil without a corresponding increase in the price of biodiesel will negatively impact our ability to generate revenues and profits. Due to high soybean oil prices, we have been using alternative forms of feedstock as substitutes for soybean oil to the greatest extent possible. These substitutes include animal fat and used cooking oil, as discussed above. However, prices for these alternative feedstocks have tended to increase along with the cost of soybean oil. In 2010, only a de minimis amount of our total feedstock used consisted of soybean oil, which is a significant decrease from 2009 and 2008, in which 8.4% and 29.3%, respectively, of our total feedstock used was soybean oil.
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
To provide biodiesel with acceptable cloud points and pour points in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide acceptable cold weather properties for the Iowa market. However, we expect that our biodiesel marketer will sell our biodiesel throughout the nation, and potentially abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are currently producing biodiesel from animal fats and soybean oil. Nearly all of our biodiesel sales for fiscal year 2010 were animal fat biodiesel blends, which is an increase over the previous two years. In fiscal years 2009 and 2008, approximately 91.5% and 69.8% of our biodiesel sales were animal fat biodiesel blends.
Hedging
Due to fluctuations in the price and supply of feedstock, we utilize forward contracting and hedging strategies to manage our commodity risk exposure and to optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations that result from our purchase of feedstock in the agricultural market and the sale of our biodiesel in the energy market. These markets are largely unrelated, so an increase in feedstock costs does not generally translate into an increase in the price of our biodiesel. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel currently produced to justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. In late 2007, our Board of Directors formed a Risk Management Committee, which enacted a policy intended to balance our hedging activities.
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
For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soy oil is ordinarily approximately 5 cents per pound. Our processing plant has pretreatment capabilities allowing us to utilize crude vegetable oil and many types of fat or grease as feedstock in our facility. This added flexibility allows us to choose the feedstock that will produce biodiesel in the most cost-effective manner possible.

Utilities, Energy & Infrastructure
Our biodiesel plant requires a significant and uninterrupted supply of electricity, natural gas, and water to operate. We entered into agreements with providers of these utilities as follows:
Electricity. Our plant requires a continuous supply of electricity. We entered into an Electrical Services Agreement with Sac County Electric Cooperative (now known as Raccoon Valley Electric Cooperative) to supply our electricity. Under the agreement, we pay Sac County Electric Cooperative a facility charge of $2,100 per month, plus regular rates for delivery of electricity to our plant. Our current delivery rate is $0.0686 per kilowatt.
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
Natural Gas. Natural gas is a significant input to our manufacturing process. During the 2010 fiscal year, our natural gas usage was approximately 43,852 million British thermal units (“mmBTU”). Because the volume of animal fat processed through our plant has a large impact on the volume of gas we use, we estimate a usage between 120,000 mmBTU and 160,000 mmBTU for the 2011 fiscal year. In fiscal year 2010, the average price that we paid for natural gas was $8.30 per mmBTU. Although the price we will pay for our natural gas during the 2011 fiscal year is uncertain, management expects that the cost will increase from the cost we experienced in 2010.
Patent, Trademarks and Licenses.
As part of our design-build agreement with REG, REG agreed to provide us a perpetual and irrevocable license to use any and all of its technology and propriety property related to or incorporated into the plant in connection with our operation, maintenance, and repair of the plant. Since this license is irrevocable, neither the expiration of the term of the MOSA nor the rejection of the proposed consolidation with REG is expected to affect our license of the REG proprietary technology that has been incorporated into the plant.
Working Capital
In order to protect the price of our finished biodiesel, we enter into hedging transactions that are designed to limit our exposure to decreases in the price of biodiesel. In 2009 and 2010, we sought to minimize the risks from fluctuations in the price of biodiesel by using derivative instruments such as cash, futures, and option contracts for home heating oil. There is currently no futures market for biodiesel. Instead, we used home heating oil derivatives. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market. More recently, we have entered into flat price future sales contracts with our product marketer, ADM, to limit our exposure to decreases in the price of biodiesel. These flat price sales contracts allow us to lock in a margin at the time that we purchase the feedstock utilized to produce the biodiesel that we have contracted for future sale. This risk management practice has allowed us to avoid dedicating cash to margin calls associated with derivative instruments.
We are also subject to volatility with respect to the prices of our inputs, including feedstock and natural gas. Currently, we are unable to manage our price risk for animal fats as there are no futures contracts available for animal fats, and animal fats suppliers are, to date, unwilling to enter into long-term contracts for animal fats. Volatility in feedstock and natural gas prices can significantly impact the cash we have available for working capital.

Government Regulation and Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The American Jobs Creation Act of 2004, the Energy Policy Act of 2005, and the Energy Independence and Security Act of 2007 have established the groundwork for biodiesel market development.
Renewable Fuels Standard
The Energy Policy Act of 2005 created the Renewable Fuel Standard (“RFS”) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (“EISA”) expanded the existing RFS (often referred to as “RFS2”) to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS2 requires 600 million gallons of renewable fuel in 2009 to come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue, and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The RFS2 further included a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. In 2008, however, the EPA announced that the RFS program in 2009 would be applicable to producers and importers of gasoline only, which meant that the 500 million gallons of biomass-based diesel required by the RFS2 was not required to be blended into U.S. fuel supplies in 2009. This was due to the fact that the regulatory structure of the original RFS program did not provide a mechanism for implementing the RFS2 requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 0.65 billion gallons with the 2009 biomass-based diesel requirement of 0.5 billion gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year. We anticipate that some of the cellulosic requirements that cannot be achieved due to lack of technology may be allowed to be filled by biodiesel. Thus, we anticipate that biodiesel requirements under the 2011 RFS2 may exceed the stated 800 million gallon requirement.
RFS2 required that advanced biofuels reduce life-cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed for transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS2. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. In February 2010, the EPA published new rules to confirm that biodiesel made from soy oil complies with the 50% threshold for reduction in greenhouse gas emissions and therefore soy-based biodiesel qualifies to count toward the RFS2 requirement. The EPA cautioned that it is committed to reassess these determinations as the state of scientific knowledge continues to evolve.
The RFS2 program recently gained additional certainty when on December 21, 2010, a lawsuit challenging the RFS2 regulations was dismissed. We anticipate that the RFS2 may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that the price of biodiesel will be increased by the RFS2. As of January 27, 2011, the Biodiesel Magazine website estimated that national biodiesel production capacity was approximately 2.84 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate required by RFS2. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by RFS2. We also anticipate that the expanded RFS2 will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS2 requirements is capped at 15 billion gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 billion gallon corn-based ethanol cap. Furthermore, we have not yet significantly benefited from RFS2 because the biodiesel tax credit was expired when the final RFS2 regulations were released. Because the biodiesel tax credit was only reinstated and extended in December 2010, we are still not certain if this measure will be enough to re-stimulate the biodiesel market.

The RFS2 system is enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable fuel producers, as well as any party that procures or trades renewable identification numbers (“RINs”), either as part of their renewable fuel purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel an equivalence value of 1.5, such that each gallon of biodiesel used by an obligated party will be equal to one and one-half gallons credit towards its RFS compliance. A market has established in the petroleum diesel industry for trading these RINs. Thus, the value of the RINs can sometimes offset higher biodiesel pricing, which can make biodiesel more competitive on the market with petroleum diesel.
Other Federal Biodiesel Supports and Programs
The Energy Policy Act of 2005 provided for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is available through December 31, 2011. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because we are organized as a limited liability company, this credit passes through to our members and may be used as a credit against their federal income tax liability, subject to various limitations.
The American Jobs Creation Act of 2004 originally created the biodiesel mixture tax credits, including the excise tax credit and the income tax credit (collectively, the “blenders’ credit”). That legislation, as amended, provides an excise tax credit of $1.00 per gallon and an income tax credit of $1.00 per gallon for biodiesel mixtures. The two credits are coordinated so that a taxpayer cannot claim both credits for the same biodiesel. The biodiesel blenders’ credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blenders’ credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The American Jobs Creation Act also streamlined the tax refund system for below-the-rack blenders to allow a tax refund of the blenders’ credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel for ground transportation engines and not in the bulk transfer system. The blenders’ credit expired on December 31, 2009. Only in December 2010 was the credit reinstated retroactively for 2010 and extended through December 31, 2011. Due to the recent nature of this change, it remains uncertain whether a one-year extension of the blenders’ credit will be sufficient to stimulate demand for biodiesel. We do not anticipate benefitting very much from the retroactive application of the biodiesel tax credit in 2010 due to our limited sales during the year.
The Farm, Nutrition and Bioenergy Act of 2008 reauthorized the Commodity Credit Corporation, or CCC, Bioenergy Program. The program provides $55.0 million in mandatory funding in each of 2009 and 2010, $85.0 million in funding in 2011, and $105.0 million in funding in 2012 for producers of advanced biofuels derived from renewable biomass, including biodiesel. Biodiesel producers must apply for this credit and are paid based on the quantity and duration of advanced biofuel production and on net nonrenewable energy content of the advanced biofuel. Funding to a single eligible producer may be limited to ensure equitable distribution of funding. Producers with production capacity of less than 150 million gallons are eligible for 95% of the funds provided under the program. We received approximately $298,476 in funds pursuant to the CCC Bioenergy Program in 2009 and approximately $210,509 during 2010.

State Legislation
Several states, including Iowa, are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, required that all diesel fuel sold in the state contain a minimum of 2% biodiesel. In 2008, Minnesota passed additional legislation to increase biodiesel content of diesel fuel sold in the state from 2% to 20%, which is the highest in the nation, by 2015. In 2009, Minnesota increased its biodiesel blend requirements to mandate all diesel fuel contain a minimum of 5% biodiesel, however; the state has occasionally had to suspend this requirement during winter months, due to cold flow concerns. Similarly, in July 2008, Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.
In May 2006, Iowa passed legislation (later updated in 2009) that creates a renewable fuels standard that requires 10% of the fuel used in Iowa to be from renewable sources by 2009 and increasing the renewable fuel standard to 25% by 2021. While this does not require biodiesel use, it may significantly increase renewable fuels use in Iowa, which may include increased biodiesel use in Iowa. The Iowa legislation includes tax credits to help retailers meet this requirement, such as an incentive of $0.03 per gallon of biodiesel sold for retailers who sell at least 50% biodiesel blends. This incentive, known as the Biodiesel Blended Fuel Tax Credit, is also expected to support biodiesel sales and production. This incentive is set to expire in 2012.
Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
Effect of Government Incentives and Regulation
The biodiesel industry and our business depend upon continuation of the state and federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives, as demonstrated in 2010 following the expiration of the federal biodiesel blenders tax credit. Alternatively, the incentives may be continued at lower levels than the levels at which they currently exist. The elimination or reduction of such state and federal biodiesel supports would make it more costly for us to produce our biodiesel and negatively impact our future financial performance.
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. The Occupational Safety and Health Administration (“OSHA”) oversees our plant operations. OSHA regulations may change such that the costs of operating the plant increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows, and financial performance. These adverse effects could decrease or eliminate the value of our units.
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
As of the end of calendar year 2010, the U.S. Census estimates that approximately 315 million gallons of biodiesel were produced in the United States. As of January 27, 2011 (the latest date for which data is available), the National Biodiesel Board reported that there were 169 operating biodiesel plants in the United States with a total annual production capacity of 2.84 billion gallons. Another 11 plants were reported to be in the planning stages or under construction as of January 2011. The additional combined capacity of these plants under construction or expansion is estimated at 385.50 million gallons per year. Accordingly, biodiesel supply may already far exceed demand for biodiesel. Currently, there are 12 existing biodiesel plants in Iowa, including our plant. However, several of these plants may not be operating, may not be operating at full capacity, or may never begin operations due to economic and market conditions. We expect that additional biodiesel producers may enter the market if the demand for biodiesel increases. As additional biodiesel plants are constructed and brought on line, we expect the supply of biodiesel to increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.

We must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of animal fats, soybean oil, and other feedstocks and raw materials. A majority of biodiesel plants, including many of the largest biodiesel producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. Furthermore, producers may design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that as biodiesel production increases, the demand for, and cost of, soybean oil, animal fats and other inputs will also increase. We expect this will make it more expensive for us to produce our biodiesel from soybean oil alternatives, such as animal fat, and will reduce our profit margins from biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel. Therefore, we cannot pass along increased feedstock costs to our biodiesel customers. In order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins.
Many plants are currently capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever types of feedstock provide the greatest return at any given time. This is beneficial because the cost of feedstock is the highest cost associated with biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity, lower nitrogen oxide (NOx) emissions, and higher cetane values. The tendency of animal-fat based biodiesel to gel at higher temperatures than soybean oil-based biodiesel, however, limits our ability to sell animal fat-based biodiesel during winter months.
We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of our competitors have greater resources than we currently have or will have in the future. Large plants with which we compete include the 85 million gallon per year Archer Daniels Midland Co (ADM) canola-based plant in Velva, North Dakota; the 90 million gallon per year Green Earth Fuels multi-feedstock plant in Galena Park, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 100 million gallon per year multi-feedstock plant in Las Vegas, Nevada; and the 180 million gallon per year multi-feedstock RBF Port Neches plant in Port Neches, Texas. As discussed previously, ADM currently markets our products and procures our feedstock pursuant to agreements we entered into with ADM in September 2010. Our agreements with ADM do not prohibit ADM from competing with us or from providing marketing and sales services to our competitors.
Although most biodiesel plants are not equipped to process raw materials (such as soybeans) into feedstock (such as soybean oil), there are several of our competitors that have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply like we are. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill, Inc., Ag Processing, Inc. (AGP) and ADM. Cargill, AGP and ADM have significant crush capabilities throughout North America and are large suppliers of soybean oil that own and operate their own biodiesel plants in the Midwest. Cargill owns a 37.5 million gallon plant in Iowa Falls, Iowa and AGP owns a 30 million gallon per year plant in Sergeant Bluff, Iowa, both of which process soy oil into biodiesel. ADM’s 85 million gallon plant in Velva, North Dakota processes canola oil into biodiesel. Increasing feedstock costs have spurred, and may continue to spur, additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks increase.

Competition from Other Fuel Sources and Additives
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. According to the Energy Information Administration, the price of diesel fuel steadily increased until reaching record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and thereafter declined sharply to approximately $2.00 per gallon in March 2009. More recently, the price of diesel fuel has risen again, to approximately $3.90 per gallon as of March 2011. Although the price of diesel fuel has increased over the past several months, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. As of March 11, 2011, the National Weekly Ag Energy Roundup reports that B100 biodiesel prices in Iowa ranged from $4.70 to $5.06 per gallon, an increase from a range of $3.25 to $3.45 approximately one year ago. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.
At least one large oil company has previously announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. However, as a result of an Internal Revenue Service interpretation of the application of certain biodiesel tax credits, renewable diesel processed in traditional petroleum-refining equipment is eligible for the federal biodiesel blenders’ tax credit, but only at a reduced rate of 50 cents per gallon. Because renewable diesel is currently eligible for this credit (although only at the reduced credit amount), other large oil companies may also decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than we do and may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely affected.
The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel, which has inherent lubricating properties. We expect to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive.
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel, glycerin, and fatty acid.
Dependence on One or a Few Major Customers
We have entered into a Product Marketing Agreement with ADM to market all of our products. Any failure by ADM to comply with the terms of the Product Marketing Agreement could negatively impact our ability to generate revenues. The Product Marketing Agreement does not prohibit ADM from providing services to our competitors, and its does not provide any procedures as to how ADM will address any conflicts of interest that may arise during ADM’s service to our plant and ADM’s own plants or other competitor plants. If ADM places the interests of its own biodiesel plants or other biodiesel plants which it manages ahead of our interests, our profitability may be negatively impacted.

Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water, and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We previously entered into an agreement with the City of Des Moines for the discharge of our wastewater into its wastewater reclamation facility; however, this agreement expired on March 1, 2011. We now sell our wastewater to a private energy-recycling firm.
We are subject to ongoing environmental regulation and testing. Thompson Environmental Consulting, Inc. assisted us in obtaining all of our required permits and continues to assist us in ongoing permitting matters. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. We estimate that we will spend approximately $25,000 to comply with federal, state, and local environmental laws over the next twelve months.
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
Employees
As of December 31, 2010, we had 20 full-time employees and no part-time employees. We have since increased our workforce to 27 full-time employees as we have increased biodiesel production.

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
In addition, at times during which biodiesel production has increased, this has led to increased supplies of co-products from the production of biodiesel, such as glycerin. These increased supplies have led to lower prices for glycerin. If the price of glycerin declines, our revenue from glycerin may substantially decrease.

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
Our biodiesel plant processes primarily animal fats and a small amount of soybean oil, and the cost of feedstock represents approximately 70%-90% of our cost of production. In late 2010, the cost of our primary feedstock, choice white grease, increased substantially. If the cost of choice white grease continues to increase, the cost advantages of utilizing choice white grease as a primary feedstock may diminish and our profits will be negatively affected.
The price for animal fats, including choice white grease, tends to move in relation to the price of other feedstocks, such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices generally tend to increase. Soybean oil prices have recently increased substantially. Soybean prices may also be affected by other market sectors, as soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM, and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies typically crush soybeans based upon demand for livestock feed and they will not likely increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market. We also expect that competition for raw soy oil, animal fats and other feedstocks from other biodiesel producers may increase our cost of feedstock and harm our financial performance and reduce our profits. Any inability to obtain adequate quantities of feedstock at economical prices will result in increased costs and decreases in our profit margins.
Increases in the price of natural gas could reduce our profitability. Our results of operations and financial condition are significantly affected by the cost and supply of natural gas. Changes in the price and supply of natural gas are subject to and determined by market forces over which we have no control. The average price we paid for natural gas during the fiscal year ended December 31, 2010 was approximately 36.0% more than the average price we paid for natural gas during the fiscal year ended December 31, 2009. In 2008, natural gas prices significantly exceeded historical averages. According to the Energy Information Administration, the industrial price of natural gas averaged $9.58 per thousand cubic feet in 2008, reaching a peak price of $13.05 per thousand cubic feet in July 2008. Since that time, natural gas prices have decreased substantially, and as of December 2010 averaged $5.42.
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
We are in competition with ADM, our current product marketer and feedstock procurer, which could place us at a competitive disadvantage and cause a conflict of interest for ADM. We have contracted with ADM for feedstock procurement and marketing services for our plant. We are highly dependent upon ADM to procure our inputs and market our products. We are also highly dependent upon ADM’s experience and relationships in the biodiesel industry.

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
Our exclusive reliance on ADM to procure our inputs and market our products could damage our profitability if ADM fails to perform its obligations under our agreements with ADM. We are highly dependent upon ADM to procure our inputs and market our products. We do not have a soy crushing facility to supply our own raw soybean oil and we do not have any arrangements with other suppliers of feedstock. Rather, we depend upon ADM to acquire our feedstock from third parties. If ADM is unable to provide us with adequate feedstock or other inputs, we may have to decrease or halt operations which would adversely affect our ability to generate profits and adversely affect our financial obligations
In addition, we do not have a sales force of our own to market our biodiesel and glycerin and will be highly dependent upon ADM to market our products. If ADM breaches the terms of our agreement or does not have the ability to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel and glycerin. Our lack of a sales force and reliance on ADM to sell and market our products may place us at a competitive disadvantage. If and when we recommence producing biodiesel, our failure to sell our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could adversely affect our financial position.
If ADM does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Additionally, ADM’s right to terminate its agreements with us upon thirty days’ notice could place us at a competitive disadvantage. Any loss of our relationship with ADM may result in the failure of our business. Significant costs and delays would likely result from the need to find other feedstock suppliers, consultants or product marketers. In addition, any failure by ADM to perform under our agreements may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our members could lose all or substantially all of their investment.
Reductions in the amounts available under our credit facilities with Farm Credit may cause us to be unable to meet our capital needs. The expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000 (inclusive of our $490,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative) and reduce the amount of minimum working capital required pursuant to our loan covenants. On March 28, 2011, we entered into an agreement with Farm Credit increasing the amount available under this loan to $7,000,000 through September 30, 2011 and reducing the minimum net worth we are required to maintain pursuant to our loan covenants through that same date. If Farm Credit again reduces the amounts available under our credit facilities, we may be unable to meet our capital needs. This may have a material adverse effect on our ability to operate the plant and may cause our members to lose some or all of their investment.
Liquidity constraints could impact our operations. There is a delay between the time we purchase our raw materials and the time we receive payment for sales of our finished products. Rising input costs tend to increase the amount of working capital we need to finance our operations, particularly in light of the delay between our raw material acquisition and the date we receive payment for finished products. In May 2010 we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000. On March 28, 2011, we agreed with Farm Credit to increase the amount available under this loan to $7,000,000 through September 30, 2011. While we currently expect our cash from operations and the amounts available under our revolving credit loan to be sufficient to fund our operations, our cash flow may prove to be insufficient to fund our ongoing operations. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to reduce or cease our operations, which may decrease or eliminate the value of our units.

Our loan agreement contains restrictive covenants that we may be unable to satisfy. Our loan agreement with Farm Credit contains restrictive covenants that require us to maintain minimum levels of working capital and net worth, as well as to meet a minimum debt service coverage ratio. We were not in compliance with our restrictive covenant regarding our debt service coverage ratio at December 31, 2010; however, we received a waiver from CoBank, as administrative agent for Farm Credit, regarding this covenant violation. A failure to comply with our covenants in the future may constitute an event of default under our loan agreements which, at the election of Farm Credit, could result in the acceleration of the unpaid principal loan balance and accrued interest owed to Farm Credit, or the loss of our assets securing the loan in the event Farm Credit elected to foreclose its lien or security interest in such assets. While Farm Credit granted us a waiver for failing to comply with our debt service coverage ratio at December 31, 2010, Farm Credit might not grant a waiver for future covenant violations. If an event of default occurs and Farm Credit elects to accelerate the amounts due to it or foreclose on our assets, this may have a material adverse effect on our ability to operate the plant and may cause our members to lose some or all of their investment.
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
We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on commodities in the biodiesel production process, such as soybean oil and home heating oil. Hedging activities can result in increased costs because price movements in soybean oil contracts, home heating oil contracts, and other commodity contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, home heating oil and other commodities. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant. If we realize losses with respect to our derivative instruments, our net income could decrease.
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
We compete with other biofuels plants for key management and other personnel who are critical to our success. In September 2010 we successfully hired a General Manager and a Plant Manager. However, if these or other employees leave our employment, we may be forced to identify and hire new individuals to fill these positions or to contract with a provider of plant management services. There are a limited number of individuals with expertise in this area. In addition, we may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel leave our employment. Our failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure.

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

We may be unable to generate positive cash flow, and if we are unable to continue our business, our units may have little or no value. As discussed in Note 14 to the accompanying financial statements, the biodiesel industry has faced numerous challenges since we commenced production, including significant volatility in the cost of its inputs. Unlike many industries, historically, we have not been able to pass along increased input costs to our customers. A sustained narrow spread or any further reduction in the spread between biodiesel and feedstock prices, whether as a result of sustained high or increased feedstock prices or sustained low or decreased biodiesel prices, would adversely affect our results of operations and financial position. Additionally, the future expiration of the federal blenders’ tax credit on December 31, 2011 has led our auditor to raise doubts about our ability to continue as a going concern. If we are unable to continue as a going concern, our units may have little or no value.
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
Risks Related to the Biodiesel Industry
The economic recession and tightening of credit markets has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The collapse of various major financial institutions and the federal government’s bailout and takeover of troubled financial institutions and corporations since the Fall of 2008 have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. We believe that these economic factors have contributed to a decrease in demand for fuel in general, including biodiesel, which may persist throughout all or parts of fiscal year 2011. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
A decline in crude oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price for biodiesel is correlated to the price for diesel, as biodiesel is used primarily as a diesel additive. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by crude oil prices. In January 2009, crude oil prices fell to their lowest level in more than four years, dropping to $31.76 per barrel. However, more recently, crude oil prices rebounded to more than $100 per barrel in early March 2011. If crude oil and diesel prices decline, biodiesel prices will also likely decline. This could make it difficult for us to produce and sell biodiesel at a profit and you could lose some or all of your investment as a result.
The downturn in the U.S. economy may limit our customers’ ability to pay for our biodiesel and co-products, which may adversely affect our ability to generate revenues In 2008, one of our customers defaulted on its contract with us for the purchase of biodiesel as a result of poor economic conditions. As a result, we sold the biodiesel to another customer for a lower price. We and other biodiesel producers who sold biodiesel to this customer remain in arbitration to resolve this dispute. Under our current product marketing agreement, we sell our biodiesel to our product marketer, ADM. Although this provides us with protection with respect to payment risk, if for some reason we do not receive payment for the biodiesel we produce, we may be forced to reduce production, and you may lose some or all of your investment.

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
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2010, approximately 315 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce approximately 9.5% of the 2010 domestic production if we operated at our annual nameplate production capacity. The National Biodiesel Board estimates the current dedicated U.S. biodiesel production capacity of existing biodiesel plants as of January 27, 2011 is approximately 2.84 billion gallons per year. Thus the current annual production capacity of existing plants far exceeds 2010 annual biodiesel consumption, and will likely far exceed 2011 biodiesel consumption. As production capacity increases, our competition with other biodiesel producers for the sale of our products increases, especially if there is not a corresponding increase in demand for biodiesel. Many biodiesel plants do not operate at full capacity due to the discrepancy between annual domestic biodiesel consumption and annual U.S. biodiesel production capacity, among other factors. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy, which may be due in part to an increase in national excess production capacity without a corresponding increase in biodiesel demand in combination with the worsening economic conditions. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, we may be forced to suspend production at our plant and the value of your units could be decreased or eliminated.
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
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. However, more recently there has been a steady, gradual increase in glycerin prices. If the price of glycerin declines again, our revenues will be adversely affected and we could even be forced to pay to dispose of our glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. As more biodiesel plants go into production following the reinstatement of the federal blenders’ credit, there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins. If we experience a sustained period of high feedstock costs, such pricing may significantly decrease or eliminate our profit margins.

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
Competition from other sources of fuel may decrease the demand for our biodiesel. Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel, making it difficult for the biodiesel industry to compete with the diesel fuel industry without government support programs. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in increased losses for our company.
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
Several biofuels companies throughout the country have filed for bankruptcy due to industry and economic conditions. Several biofuels companies have filed for bankruptcy. Unfavorable worldwide economic conditions, the decreasing availability of credit, volatile biofuels prices and input costs and the expiration of the federal blenders’ credit for most of 2010 have likely contributed to the necessity of these bankruptcy filings. If biodiesel prices drop to extremely low levels or feedstock prices increase significantly, we may find ourselves in a similar situation to these other biofuels plants.

Risks Related to Regulation and Governmental Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the blenders’ tax credit for biodiesel mixtures, which has provided a tax credit of $1.00 per gallon of biodiesel. On December 31, 2009, the $1.00 federal tax credit expired and only in December 2010 was it extended for 2011 and made retroactive for 2010. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry, including the biodiesel tax credit, could significantly reduce the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. The loss or reduction of the biodiesel tax credit would make it more costly or difficult to produce and sell biodiesel and we could be forced to take significant cost savings measures or temporarily or permanently cease production at our plant. If the federal tax incentives are eliminated or sharply curtailed, we believe that a continued decreased demand for biodiesel will result, which could further depress biodiesel markets and negatively impact our financial performance.
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
Risks Related to Conflicts of Interest
Our directors may have relationships with individuals, companies or organizations which may result in conflicts of interest. There may be business relationships between our directors and other individuals, companies or organizations that may pose potential conflicts of interest with us. For example, two of our directors, Warren Bush and Denny Mauser, currently serve on the board of directors of another company engaged in biodiesel production, Western Dubuque Biodiesel, LLC. These and our other directors may serve on other boards of directors in the future or have relationships with other individuals, companies or organizations that may result in conflicts of interest with respect to transactions between us and the other individuals, companies or organizations if our directors and officers put their interests in other companies or their own personal relationships ahead of what is best for our company.
Risks Related to Tax Issues in a Limited Liability Company
We expect to continue to be taxed as a partnership; however, if we are taxed as a corporation we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any company-level taxes. Instead, the members are allocated any income generated by our company based on the member’s ownership interest, and would pay taxes on the member’s share of our income. If we are not taxed as a partnership, our company would be liable for corporate level taxes which would decrease our net income which may decrease the cash we have to distribute to our members.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
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

Item 4.	(Removed and Reserved).
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Effective on May 18, 2009, the Company suspended trading on its qualified online matching service in connection with the proposed consolidation with REG. Following rejection of the proposed consolidation by the unitholders of the Company, the Company resumed operation of the matching service on March 29, 2010.
The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by the Company’s unit-holders during the periods specified. The Company believes, during periods for which there are trades, this most accurately represents the current trading value of the Company’s units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated. No units were traded on our qualified matching service bulletin board during the years ended December 31, 2010 and December 31, 2009.

	Low	High	Average	# of Units
Quarter	Price	Price	Price	Traded
2009 1st	—	—	—	0
2009 2nd	—	—	—	0
2009 3rd	—	—	—	0
2009 4th	—	—	—	0
2010 1st	—	—	—	0
2010 2nd	—	—	—	0
2010 3rd	—	—	—	0
2010 4th	—	—	—	0
The following table contains the bid and asked prices that were posted on the Company’s qualified matching service bulletin board and includes some transactions that were not completed. The Company believes, during periods for which there are trades, that the table above more accurately describes the trading value of its units as the bid and asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Company’s qualified matching service bulletin board.

	Low	High	Average	# of Units
Sellers Quarter	Price	Price	Price	Listed
2009 1st	$750	$750	$750	20
2009 2nd	—	—	—	0
2009 3rd	—	—	—	0
2009 4th	—	—	—	0
2010 1st	$1,650	$1,900	$1,775	30
2010 2nd	$800	$800	$800	5
2010 3rd	—	—	—	—
2010 4th	—	—	—	—

	Low	High	Average	# of Units
Buyers Quarter	Price	Price	Price	Listed
2009 1st	—	—	—	0
2009 2nd	—	—	—	0
2009 3rd	—	—	—	0
2009 4th	—	—	—	0
2010 1st	—	—	—	—
2010 2nd	$200.00	$200.00	$200.00	20
2010 3rd	—	—	—	—
2010 4th	—	—	—	—
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
Unit Holders
As of February 28, 2010, there were approximately 748 holders of our membership units.
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

We did not declare or pay any distributions during the fiscal years ended December 31, 2010 and December 31, 2009.
Performance Graph
The following graph shows a comparison of cumulative total member return since December 31, 2006, calculated on a dividend reinvested basis, for WIE, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as WIE (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on January 1, 2006. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
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
Sale of Unregistered Securities
We did not make any sales of equity securities that were unregistered during the fiscal year ended December 31, 2010.

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

Statement of Operations Data:	2010	2009	2008	2007	2006
Revenues	$11,601,444	$50,109,924	$79,782,833	$78,676,998	$31,991,876
Cost of Goods Sold	$12,338,018	$46,475,116	$75,431,492	$78,253,820	$23,715,252
Gross Profit (Loss)	$(736,574)	$3,634,808	$4,351,341	$423,178	$8,276,624
Operating Expenses	$1,429,827	$2,052,040	$1,915,675	$1,750,886	$1,606,516
Other Income (Expense)	$(29,012)	$39,307	$(592,957)	$(1,278,545)	$(337,583)
Net Income (Loss)	$(2,195,413)	$1,622,075	$1,842,709	$(2,606,253)	$6,332,525

Weighted Average Units Outstanding	26,447	26,447	26,447	26,447	25,674
Net Income (Loss) Per Unit	$(83.01)	$61.33	$69.68	$(98.55)	$246.65
Cash Distributions per Unit	$—	$—	$—	$80.21	$—

Balance Sheet Data:	2010	2009	2008	2007	2006

Total Assets	$30,129,718	$35,804,989	$37,478,401	$49,080,864	$48,831,373
Long-Term Debt, less current maturities	$2,195,000	$3,262,222	$6,725,056	$12,366,667	$12,851,239
Members’ Equity	$26,355,372	$28,550,785	$26,928,710	$25,086,001	$29,813,568
Units Outstanding at End of Year	26,447	26,447	26,447	26,447	25,674
Book Value Per Capital Unit	$996.54	$1,079.55	$1,018.21	$948.54	$1,161.24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except for historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Item 1A—Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect. For an overview of our business, please see “Item 1—Business.”
During the fiscal year ended December 31, 2010, we operated at only 11.9% of our nameplate capacity. This was due in large part to the expiration of the federal blenders’ tax credit for biodiesel mixtures on December 31, 2009. In mid-April 2010 we warm-idled our plant, meaning we reduced staffing levels and maintained the plant in a state capable of commencing the production of biodiesel again within a matter of several days, due to limited sales and reduced sales forecasts related to the expiration of the blenders’ tax credit. Although this tax credit was reinstated in December 2010 and made retroactive for the 2010 calendar year, the absence of the credit during 2010 caused many biodiesel plants to significantly reduce production or halt production altogether. The biodiesel tax credit is set to expire again on December 31, 2011. If Congress fails to enact another extension of this credit, we expect that demand for biodiesel will once again decrease significantly.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2010 and December 31, 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses, and other items to total revenues in our statements of operations for the fiscal years ended December 31, 2010 and 2009.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2010		December 31, 2009
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$11,601,444	100.00%	$50,109,924	100.00%
Cost of Sales	$12,338,018	106.35%	$46,475,116	92.75%

Gross Profit (Loss)	$(736,574)	(6.35%)	$3,634,808	7.25%
Operating Expenses	$1,429,827	12.32%	$2,052,040	4.10%

Operating Income	$(2,166,401)	(18.67%)	$1,582,768	3.16%
Other Income (Expense)	$(29,012)	(0.25%)	$39,307	0.08%

Net Income (Loss)	$(2,195,413)	(18.92%)	$1,622,075	3.24%

Revenues
Our revenues from operations primarily come from biodiesel, glycerin and fatty acid and soapstock sales, as well as custom processing and storage. The following table shows the sources of our revenues for the fiscal years ended December 31, 2010 and December 31, 2009:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2010		December 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$10,423,823	89.8%	$48,396,111	96.6%
Glycerin Sales	$298,037	2.6%	$703,169	1.4%
Fatty Acid and Soapstock Sales	$671,355	5.8%	$939,542	1.9%
Custom Processing and Storage	$208,229	1.8%	$71,102	0.1%

Total Revenues	$11,601,444	100.00%	$50,109,924	100.0%

Revenues from operations for the twelve months ended December 31, 2010 decreased by approximately 76.8% compared to revenues from operations for the twelve months ended December 31, 2009. Revenue from sales of biodiesel decreased by approximately 78.5% for the twelve months ended December 31, 2010, 2010 compared to the twelve months ended December 31, 2009. This decrease in revenues is due primarily to a decrease in our number of gallons of biodiesel sold. During the twelve months ended December 31, 2010, we sold approximately 80.3% fewer gallons of biodiesel as compared to the same period in 2009. This decrease in number of gallons sold is a direct result of the expiration of the blenders’ tax credit for biodiesel mixtures. Although this tax credit was reinstated in December 2010 and made retroactive for the 2010 calendar year, the absence of the credit during 2010 caused many biodiesel plants to significantly reduce production or halt production altogether. Our decrease in quantity of gallons sold was offset slightly by an increase in biodiesel prices. The average price per gallon we received for our biodiesel during the twelve months ended December 31, 2010 increased approximately 7.7% compared to the same period from the prior year.
Revenue from sales of glycerin decreased by approximately 57.6% for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009. This decrease in revenue is the net result of a decrease in quantity sold, offset by an increase in glycerin prices. The average sales price for our glycerin increased by approximately 65.8% during the twelve months ended December 31, 2010 compared to the same period the prior year. However, our quantity of glycerin sold decreased by approximately 74.5% during the twelve months ended December 31, 2010 compared to the same period the prior year due to decreased production. Revenue from sales of fatty acids and soapstock decreased approximately 28.5% for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009. The average sales price for our fatty acids increased by approximately 28.3% during the twelve months ended December 31, 2010 compared to the same period the prior year. However, our quantity of fatty acids sold decreased by approximately 66.7% during the twelve months ended December 31, 2010 compared to the same period the prior year due to decreased production.

During the twelve months ended December 31, 2010, we received $210,509 in incentive funds from the federal government related to the USDA Bioenergy Program, compared to the same period the prior year when we received $298,476 in incentive funds related to the federal blenders’ tax credit. The incentive funds we received during the twelve months ended December 31, 2010 and 2009 are included in our biodiesel sales revenue in the table above.
For the twelve months ended December 31, 2010 and 2009, we also derived revenues from custom processing and storage. Our revenues from custom processing are attributable to experimental processing that we conducted on behalf of another company. Our revenues from storage are attributable to storing product sold by us until the time the purchaser took possession of the product. We do not expect to derive substantial revenues from custom processing or storage in the future.
During the twelve month period ended December 31, 2010, we produced a small quantity of biodiesel and sold additional amounts of our existing biodiesel inventory. During the first quarter of 2010, we rebuilt our in-house biodiesel inventories to establish our typical working inventory of approximately one million gallons. Prior to the first quarter of 2010 our inventory levels had been reduced to near zero in order for us to take advantage of the blenders’ credit as much as we could in 2009 prior to the expiration of the credit at year-end. More recently, we started producing biodiesel again at our plant. During the twelve months ended December 31, 2010, we operated at an average of approximately 11.9% of our nameplate capacity, compared to the same period the prior year when we operated at an average of approximately 52.8% of our capacity.
Cost of Sales
While our absolute cost of sales for our products decreased during the twelve months ended December 31, 2010 compared to the twelve month period from the prior year, our cost of sales as a percentage of our revenues increased from 92.75% of our revenues for the twelve months ended December 31, 2009, to 106.35% of our revenues for the twelve months ended December 31, 2010. This percentage increase is primarily due to price increases for our raw materials and energy compared to the previous year, and due to the fact that we had lower production rates compared to the previous year while fixed costs remained relatively consistent.
The primary components of cost of sales from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. During the twelve months ended December 31, 2010, approximately 75.8% of our total feedstock usage consisted of choice white grease, which is an increase from the same period in 2009, when 68.8% of our total feedstock usage was choice white grease. Animal fat prices remain less than soybean oil prices. The average price we paid for feedstock for the twelve months ended December 31, 2010 was approximately 8.0% higher than our feedstock prices for the same period in 2009. Our average price paid for methanol, another input into the biodiesel production process, increased by approximately 36.1% during the twelve months ended December 31, 2010 compared to the same period in the prior year. Finally, our average price paid for natural gas increased by approximately 36.0% during the twelve months ended December 31, 2010 compared to the same period in the prior year.
Operating Expenses
Although our absolute operating expenses decreased during the twelve months ended December 31, 2010 compared to the same twelve month period from the prior year, our operating expenses as a percentage of revenues were higher for the twelve months ended December 31, 2010 than they were for the twelve months ended December 31, 2009. The decrease in our absolute operating expenses was due to the fact that we had increased consulting and professional fees during the twelve months ended December 31, 2009 in connection with our proposed consolidation with REG. The decrease in our absolute operating costs is also attributable to decreased office and administrative expenses. Our decreased office and administrative expenses are a result of decreased management fees, association dues, and the elimination of our bad debt reserve.

In mid-April 2010 we warm-idled our plant due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ tax credit for biodiesel mixtures, which expired on December 31, 2009. In connection with our plant warm-idling, we laid off 15 full-time employees to reduce operating expenses, although we agreed to pay the health and dental insurance policy premiums for these individuals through mid-August 2010. Effective August 13, 2010, we laid off seven additional full-time employees, leaving us with six full-time employees. We also agreed to temporarily pay a portion of the health and dental insurance premiums of these laid-off employees. Since these most recent layoffs, and in connection with the reinstatement of the blenders’ tax credit, we have hired additional employees as we have once again started producing biodiesel.
Other Income (Expenses)
Our other income (expenses) decreased from a net other income of $39,307, or 0.08% of revenues, for the twelve months ended December 31, 2009, to a net other expense of $29,012, or (0.25%) of revenues, for the twelve months ended December 31, 2010. This change resulted primarily from the net result of a decrease in interest expense related to our credit facilities, a decrease in grant income, and a decrease in patronage dividends received from our lender. During the twelve months ended December 31, 2009, we received grant income in the amount of $131,525 from the Iowa Department of Economic Development’s New Jobs Training Program and the forgiveness of our $100,000 forgivable loan with the Iowa Department of Economic Development.
Comparison of Fiscal Years Ended December 31, 2009 and 2008.
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2009 and December 31, 2008.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2009		December 31, 2008
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$50,109,924	100.00%	$79,782,833	100.00%
Cost of Sales	$46,475,116	92.75%	$75,431,492	94.55%

Gross Profit	$3,634,808	7.25%	$4,351,341	5.45%
Operating Expenses	$2,052,040	4.10%	$1,915,675	2.40%

Operating Income	$1,582,768	3.16%	$2,435,666	3.05%
Other Income (Expense)	$39,307	0.08%	$(592,957)	(0.74)%

Net Income (Loss)	$1,622,075	3.24%	$1,842,709	2.31%

Revenues
The following table shows the sources of our revenues for the fiscal years ended December 31, 2009 and December 31, 2008:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2009		December 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$48,396,111	96.6%	$76,970,163	96.5%
Glycerin Sales	$703,169	1.4%	$1,766,579	2.2%
Fatty Acid and Soapstock Sales	$939,542	1.9%	$1,046,091	1.3%
Custom Processing and Storage	$71,102	0.1%	$—	—%

Total Revenues	$50,109,924	100.00%	$79,782,833	100.0%

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
Changes in Financial Condition for Fiscal Years Ended December 31, 2010 and 2009
The following table highlights the changes in our financial condition from December 31, 2009 to December 31, 2010:

	December 31, 2010	December 31, 2009
Current Assets	$3,821,367	$7,424,221
Current Liabilities	$1,579,346	$3,991,982
Long-Term Debt	$2,195,000	$3,262,222
Member’s Equity	$26,355,372	$28,550,785

Current Assets
Current assets totaled $3,821,367 at December 31, 2010, a decrease from $7,424,221 at December 31, 2009. The decrease of $3,602,854 during this period is a net result of a decrease in accounts receivable and incentive receivables, partially offset by an increase in inventory. Our receivables were relatively high at December 31, 2009 due to our continued production through that date in order to take advantage of the federal blenders’ tax credit as much as we could in 2009 prior to the expiration of the credit at year-end. Since this tax credit expired, our production has been limited. For similar reasons, our inventory was relatively low at December 31, 2009, but has since increased again. During the year ended December 31, 2010, we made principal payments on our term note totaling $2,350,000 and reduced the amount outstanding under our revolving credit loan by $805,000.
Current Liabilities
Current liabilities totaled $1,579,346 at December 31, 2010, down from $3,991,982 at December 31, 2009. The decrease of $2,412,636 during this period was due primarily to a decrease in the current portion of our long-term debt related to our “free cash flow” payment and regular quarterly payments on our term note and a decrease in checks issued in excess of our bank balance, partially offset by an increase in accounts payable.
Long-Term Debt
The decrease in our long-term debt, net of current maturities, at December 31, 2010, as compared to December 31, 2009, was due to a decrease in the balance under our term note and our reducing revolving credit note with Farm Credit Services. During the year ended December 31, 2010, we made principal payments totaling $2,350,000 to Farm Credit Services under our term note and net payments totaling $805,000 under our revolving credit note.
Members’ Equity
Members’ contributions at December 31, 2010 and December 31, 2009 are $23,516,376. Retained earnings as of December 31, 2010 are $2,838,996 compared to $5,034,409 at December 31, 2009 due to our net loss during the year ended December 31, 2010.
Liquidity and Capital Resources
Comparison of Cash Flows for Fiscal Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Net cash provided by operating activities	$3,822,100	$3,394,861
Net cash used in investing activities	$(161,092)	$(161,747)
Net cash used in financing activities	$(3,600,230)	$(3,299,214)

Net increase (decrease) in cash and equivalents	$60,778	$(66,100)

Operating Cash Flows
For the twelve months ended December 31, 2010, net cash provided by operating activities increased by $427,239 compared to the twelve months ended December 31, 2009. This increase was primarily the result of changes in our receivables, including accounts receivable, incentive receivables and other receivables, prepaid expenses and other assets, accounts payable and non-cash forgiveness of debt, netted against our net loss for the year ended December 31, 2010 compared to the net gain during the same period the prior year and changes in our inventory, margin deposits, and accrued wages and benefits. Most of the changes in operating cash flows for the year ended December 31, 2010 compared to the year ended December 31, 2009 are directly attributable to our decreased production during the year ended December 31, 2010.
Although our capital needs are currently being adequately met through cash from operations and our credit facilities, any further reductions in the amount available for advancement under our revolving credit loan beyond the current reduction may cause us to be unable to meet our capital needs. See “Liquidity and Capital Resources — Indebtedness.”

Investing Cash Flows
For the twelve months ended December 31, 2010, cash used in investing activities decreased by $655 compared to the twelve months ended December 31, 2009. Our cash used in investing activities consists of expenditures for property, plant and equipment.
Financing Cash Flows
For the twelve months ended December 31, 2010, cash used in financing activities increased by $301,016 compared to the twelve months ended December 31, 2009. This change was largely due to a reduction in net payments on our revolving line of credit in 2009 compared to 2008 and an increase in payments on our long-term debt. This decrease is a result of a net decrease in checks issued in excess of our bank balance, offset by payments on our long-term debt exceeding proceeds from our long-term debt by approximately $365,000 more during the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2010.
Comparison of Cash Flows for Fiscal Years Ended December 31, 2009 and December 31, 2008

	2009	2008
Net cash provided by (used in) operating activities	$3,394,861	$9,050,603
Net cash used in investing activities	$(161,747)	$(394,028)
Net cash used in financing activities	$(3,299,214)	$(8,622,223)

Net increase (decrease) in cash and equivalents	$(66,100)	$34,352

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
Indebtedness
Short-Term Debt Sources
We obtained a $570,000 declining balance standby irrevocable letter of credit from Farm Credit in favor of Glidden Rural Electric Cooperative (“Glidden REC”) as security for our loan with Glidden REC (discussed below under “Long-Term Debt Sources”). The letter of credit was was extended in July 2010 at the lower amount of $490,000. The letter of credit will now expire on June 30, 2011.

Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to a Master Loan Agreement (“MLA”). CoBank, ACB is the administrative agent of Farm Credit pursuant to an Administrative Agency Agreement dated June 6, 2005. Pursuant to supplements to the MLA, the loan commitments from Farm Credit consisted of a $10,000,000 term loan and an $8,000,000 reduced revolving credit loan. In December 2010 we paid off the remaining balance on our term loan and therefore at December 31, 2010 had no balance outstanding on the term loan, as compared to December 31, 2009 when our outstanding balance on the term loan was $2,350,000. Our term loan required quarterly payments of principal in the amount of $450,000, with a final payment due no later than December 20, 2011. We were also required to make annual payments of 50% of our “free cash flow,” as defined in our term loan agreement. Although we paid off our term loan in full in December 2010, our term loan agreement provides that in the event our term loan is paid in full prior to the end of fiscal year 2012, we must continue to make 50% “free cash flow” payments for each fiscal year through fiscal year 2012 in the form of early reductions to the amount of our revolving credit loan commitment.
The expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000 (inclusive of our $490,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, discussed above under “Short-Term Debt Sources”). The term of this agreement was subsequently extended through March 31, 2011. On March 28, 2011, we agreed with Farm Credit to increase the amount available under this loan to $7,000,000 through September 30, 2011. Our March 28, 2011 agreement also reduced the minimum net worth we are required to maintain pursuant to our loan covenants from $26,000,000 to $24,000,000 for the period from February 1, 2011 through September 30, 2011. The May 14, 2010 agreement to reduce the amount available under our revolving credit loan amended our loan covenant pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan did not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000. Our March 28, 2011 agreement with Farm Credit extended this reduction in required working capital through September 30, 2011. As of December 31, 2010, the balance outstanding under the revolving credit loan was $1,825,000, as compared to December 31, 2009, when the balance outstanding under the revolving credit loan was $2,630,000.
Subject to our May 14, 2010 agreement with Farm Credit, as extended and amended, advances under the revolving credit loan are available throughout the life of the commitment, although the amount of the commitment reduces by $900,000 semi-annually beginning upon the earlier of: (i) July 1, 2012, or (ii) the first day of the month that is six months after the first day of the month following the repayment of our term loan. Because we paid off the term loan in full in December 2010, our revolving credit loan commitment will be reduced by $900,000 every six months beginning July 1, 2011. As discussed above, the revolving credit loan commitment may also be reduced in the amount of any “free cash flow” payment we would otherwise be required to make on our term loan through 2012. Any outstanding balance on our revolving credit loan is due and payable in full on July 1, 2016. At December 31, 2010, we had $3,685,000 of available borrowings under the revolving credit loan.
The revolving credit loan bears interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR. Each of the rates is subject to certain performance pricing adjustments. While our term loan had an outstanding balance, it was subject to the same terms with respect to interest rates. At December 31, 2010 and December 31, 2009, the applicable interest rate with respect to our credit facilities with Farm Credit was 3.25% and 3.50%, respectively. Our credit facilities with Farm Credit are secured by substantially all of our assets.
The MLA, as amended, contains covenants pertaining to minimum levels of working capital and net worth, as well a minimum debt service coverage ratio. As of December 31, 2010, we were not in compliance with our debt service coverage ratio covenant, which requires us to maintain a debt service coverage ratio, defined as (i) net income (after taxes), plus depreciation and amortization; divided by (ii) all current portion of long term debt for the prior period, of 1.50 to 1.00. At December 31, 2010, our debt service coverage ratio was approximately 0.21 to 1.00. Although we were in violation of this covenant, we have received a waiver for this violation.

The working capital covenant set forth in the MLA, as amended, (including the amendment pursuant to our May 14, 2010 agreement with Farm Credit, discussed above), requires us to maintain minimum working capital of $4,000,000. As of December 31, 2010, we were in compliance with our working capital covenant.
Additionally, the net worth covenant set forth in the MLA, as amended, required us to maintain a minimum net worth of $26,000,000 through January 31, 2011, and requires us to maintain a minimum net worth of $24,000,000 from February 1, 2011 through September 30, 2011. As of December 31, 2010, we were in compliance with our net worth covenant. We were not in compliance with our net worth covenant as of February 28, 2011 because our net worth at that time was less than $26,000,000. However, under our March 28, 2011 agreement with Farm Credit, our minimum net worth covenant was reduced to $24,000,000 retroactive to February 1, 2011. Therefore, pursuant to our March 28, 2011 agreement with Farm Credit, we are now in compliance with our net worth covenant.
Although we were either in compliance with, or received a waiver for non-compliance for, our loan covenants as of December 31, 2010, we could fail to comply with one or more of our loan covenants in the future. A failure to comply with our covenants in the future may constitute an event of default under our loan agreements which, at the election of Farm Credit, could result in the acceleration of the unpaid principal loan balance and accrued interest owed to Farm Credit, or the loss of our assets securing the loan in the event Farm Credit elected to foreclose its lien or security interest in such assets. While Farm Credit granted us a waiver for failing to comply with our debt service coverage ratio at December 31, 2010, Farm Credit might not grant a waiver for future covenant violations. Additionally, while Farm Credit agreed to amend our loan documents to retroactively modify our net worth requirement from February 1, 2011 so that we would not be in violation of our net worth covenant at February 28, 2011, Farm Credit might not be willing to amend our loan documents in the future. If an event of default occurs and Farm Credit elects to accelerate the amounts due to it or foreclose on our assets, this may have a material adverse effect on our ability to operate the plant and may cause our members to lose some or all of their investment.
The MLA, as amended, prohibits us from distributing any profits to our members unless the proposed distribution is agreed to in writing by CoBank. As a result, we may be unable to make future distributions to our members, including for income tax purposes.
On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden REC for a $740,000 no-interest loan to fund operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of December 31, 2010 and December 31, 2009 was $452,222 and $534,444, respectively. The loan is secured by the declining balance standby irrevocable letter of credit from Farm Credit discussed above under “Short-Term Debt Sources.”
We have obtained subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development (“IDED”). The subordinated debt financing included a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. On April 30, 2009, IDED notified us that we had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with the remaining unpaid principal due in December 2012. The balance outstanding on the zero-interest deferred loan at December 31, 2010 and December 31, 2009 was $177,500 and 207,500, respectively.
Contractual Obligations
The following table provides information regarding our contractual obligations and commitments as of December 31, 2010.

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	After 2015
Long-Term Debt Obligations	$2,454,722	$259,722	$1,389,444	$764,444	$41,112
Operating Lease Obligations	$17,814	$17,814	—	—	—

Total	$2,472,536	$277,536	$1,389,444	$764,444	$41,112

Subsequent Events
We previously agreed with Farm Credit to reduce the amount available under our revolving credit loan, inclusive of our irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, from $8,000,000 to $6,000,000 through January 31, 2010. We also amended the covenant in our loan agreement with Farm Credit pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan did not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement with Farm Credit. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000. On January 28, 2011, we extended the term of this agreement through February 28, 2011, and on February 28, 2011, we finalized an extension of the term of this agreement through March 31, 2011.
On March 28, 2011, we agreed with Farm Credit to increase the amount available under our revolving credit loan to $7,000,000 through September 30, 2011. This agreement also extended the reduction in our minimum working capital covenant described above through September 30, 2011 and reduced the minimum net worth we are required to maintain pursuant to our loan covenants from $26,000,000 to $24,000,000 for the period from February 1, 2011 through September 30, 2011. We were not in compliance with our net worth covenant as of February 28, 2011 because our net worth at that time was less than $26,000,000. However, under our March 28, 2011 agreement with Farm Credit, our minimum net worth covenant was reduced to $24,000,000 retroactive to February 1, 2011. Therefore, pursuant to our March 28, 2011 agreement with Farm Credit, we are now in compliance with our net worth covenant.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with Farm Credit. Specifically, we have $1,825,000 outstanding in variable rate debt as of December 31, 2010. The specifics of our credit facilities are discussed in detail in “Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate		Adverse 10% Change in	Annual Adverse Change to
Debt at 12/31/10	Interest Rate at 12/31/10	Interest Rates	Income
$1,825,000	3.25%	3.58%	$5,931
Commodity Price Risk
We are also exposed to market risk from commodity prices. Exposure to commodity price risk results from our dependence on animal fats, soybean oil, and natural gas in the biodiesel production process. We are also exposed to biodiesel and co-products price risks as our revenues consist primarily of biodiesel sales and co-products sales. In 2009 and 2010, we sought to minimize the risks from fluctuations in the price of biodiesel by using derivative instruments such as cash, futures, and option contracts for home heating oil. There is currently no futures market for biodiesel. Instead, we used home heating oil derivatives. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market. More recently, we have entered into flat price future sales contracts with our product marketer, ADM, to limit our exposure to decreases in the price of biodiesel. These flat price sales contracts allow us to lock in a margin at the time that we purchase the feedstock utilized to produce the biodiesel that we have contracted for future sale. We are currently unable to manage our price risk for animal fats as there are no futures contracts available for animal fats, and animal fats suppliers are, to date, unwilling to enter into long-term contracts for animal fats.
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

Although we believe our hedge positions accomplish an economic hedge against our future sales, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At December 31, 2010 and December 31, 2009, we recorded a net liability for derivative instruments of $0 and $2,587, respectively. During the fiscal year ended December 31, 2010, we recognized a net gain in earnings on derivative activities of $95,704, which is included in our cost of sales in our statements of operations.
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
A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the net fair value of our derivative instruments as of December 31, 2010 and December 31, 2009, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of Hypothetical
		Adverse Change –
	Fair Value	Market Risk
December 31, 2010	$0	$0
December 31, 2009	$533,131	$53,313

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Western Iowa Energy, LLC
Wall Lake, Iowa
We have audited the accompanying balance sheets of Western Iowa Energy, LLC as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Western Iowa Energy, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Iowa Energy, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the federal blender’s tax credit expires on December 31, 2011. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
Sioux Falls, South Dakota
March 29, 2011

WESTERN IOWA ENERGY, LLC
BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,078	$300
Margin deposits	—	58,445
Accounts receivable:
Trade	248,928	—
Related parties	—	3,106,676
Other receivables	295,650	387,883
Incentive receivables	231,949	2,946,499
Inventory	2,612,016	383,528
Prepaid expenses and other assets	371,746	540,890

Total current assets	3,821,367	7,424,221

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,435,928	1,364,842
Office building and equipment	659,840	645,542
Plant and process equipment	33,938,749	33,854,309
Construction in progress	—	8,136

Total, at cost	36,034,517	35,872,829
Less accumulated depreciation	9,901,503	7,669,210

Total property, plant and equipment	26,133,014	28,203,619

OTHER ASSETS
Land options	—	596
Other investments	124,078	107,198
Loan origination fees, net of amortization	51,259	69,355

Total other assets	175,337	177,149

TOTAL ASSETS	$30,129,718	$35,804,989

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$—	$333,008
Accounts payable:
Trade	1,209,965	824,979
Related party	13,838	88,277
Current portion of long-term debt	259,722	2,459,722
Derivative instruments	—	2,587
Accrued interest	6,079	22,226
Accrued wages and benefits	61,651	107,664
Accrued payroll taxes	2,657	3,678
Accrued expenses — related party	—	103,537
Other current liabilities	25,434	46,304

Total current liabilities	1,579,346	3,991,982

LONG-TERM LIABILITIES
Long-term debt, less current portion above	2,195,000	3,262,222

Total liabilities	3,774,346	7,254,204

COMMITMENTS AND CONTINGENCIES (Note 9 & Note 15)

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	2,838,996	5,034,409

Total members’ equity	26,355,372	28,550,785

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$30,129,718	$35,804,989

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
REVENUES
Related parties	$8,452,526	$43,123,269	$69,714,221
Unrelated parties	2,706,459	—	—
Incentive funds	442,459	6,986,655	10,068,612

Total revenues	11,601,444	50,109,924	79,782,833

COST OF SALES	12,338,018	46,475,116	75,431,492

Gross profit (loss)	(736,574)	3,634,808	4,351,341

OPERATING EXPENSES
Consulting and professional fees	446,302	622,584	289,544
Office and administrative expenses	983,525	1,429,456	1,626,131

Total operating expenses	1,429,827	2,052,040	1,915,675

OTHER INCOME (EXPENSE)
Interest income	3,733	13,746	9,882
Interest expense	(98,997)	(322,698)	(759,243)
Grant income	—	231,525	—
Patronage dividends	66,252	116,734	156,404

Total other income (expense)	(29,012)	39,307	(592,957)

NET INCOME (LOSS)	$(2,195,413)	$1,622,075	$1,842,709

BASIC AND DILUTED EARNINGS (LOSS) PER UNIT	$(83.01)	$61.33	$69.68

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	26,447	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

		Contributed	Retained
	Units	Capital	Earnings	Total
BALANCE, DECEMBER 31, 2007	26,447	$23,516,376	$1,569,625	$25,086,001

Net income for the year ended December 31, 2008	—	—	1,842,709	1,842,709

BALANCE, DECEMBER 31, 2008	26,447	23,516,376	3,412,334	26,928,710

Net income for the year ended December 31, 2009	—	—	1,622,075	1,622,075

BALANCE, DECEMBER 31, 2009	26,447	23,516,376	5,034,409	28,550,785

Net loss for the year ended December 31, 2010	—	—	(2,195,413)	(2,195,413)

BALANCE, DECEMBER 31, 2010	26,447	$23,516,376	$2,838,996	$26,355,372

See accompanying notes

WESTERN IOWA ENERGY, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,195,413)	$1,622,075	$1,842,709
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,250,389	2,235,685	2,208,288
Non cash portion of patronage dividends	(16,880)	(26,303)	(47,085)
Non cash forgiveness of debt	—	(100,000)	—
Effects of changes in operating assets and liabilities:
Margin deposits	58,445	226,850	1,141,923
Accounts receivable	2,857,748	(1,678,155)	4,387,564
Other receivables	92,233	(224,413)	(157,473)
Incentive receivables	2,714,550	(2,634,480)	5,206
Inventory	(2,228,488)	4,126,929	4,587,894
Derivative instruments	(2,587)	63,947	(1,997,735)
Prepaid expenses and other assets	169,144	(318,414)	(34,114)
Accounts payable	310,547	90,431	(2,985,924)
Accrued interest	(16,147)	(11,146)	(67,170)
Accrued wages and benefits	(46,013)	36,094	14,881
Accrued payroll taxes	(1,021)	(381)	804
Accrued expenses — related party	(103,537)	(14,083)	117,620
Other current liabilities	(20,870)	225	33,215

Net cash provided by operating activities	3,822,100	3,394,861	9,050,603

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(161,092)	(161,747)	(394,028)

Net cash used in investing activities	(161,092)	(161,747)	(394,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in checks issued in excess of bank balance	(333,008)	333,008	—
Net payments on revolving line of credit	—	—	(3,800,000)
Proceeds from long-term debt	5,175,000	12,627,000	8,082,566
Payments on long-term debt	(8,442,222)	(16,259,222)	(12,904,789)

Net cash used in financing activities	(3,600,230)	(3,299,214)	(8,622,223)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,778	(66,100)	34,352

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	300	66,400	32,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,078	$300	$66,400

See accompanying notes.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
Revenue Recognition
Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership which generally occurs upon shipment. The Company recognizes revenue on biodiesel sales under bill and store relationships when certain criteria are met including, but not limited to the following; the buyer requests such transactions, terms are documented in written contracts, risk of ownership and title has passed to the buyer, the seller requests a schedule for delivery, the product is complete and ready to ship and the product is segregated from the Company’s inventory. For the year ended December 31, 2009 the Company recognized revenue of $1,750,458 under bill and store transactions with a related party.
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $-0- and $105,712 at December 31, 2010 and 2009, respectively.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at December 31, 2010 and December 31, 2009.

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
Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $2,232,293, $2,217,589, and $2,190,192, respectively.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended December 31, 2010, 2009, and 2008 was $18,096.
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
Earnings (Loss) Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of December 31, 2010, 2009, and 2008, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
The Company receives federal incentive revenues from the Volumetric Ethanol Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009 and was reinstated in December 2010 and made retroactive for 2010. The amount of incentives receivable was $231,949 and $2,946,499 as of December 31, 2010 and December 31, 2009 respectively.
NOTE 3 — INVENTORY
Inventory consists of the following:

	2010	2009

Raw material	$1,976,460	$273,791
Work in process	31,278	49,398
Finished goods	604,278	60,339

Total	$2,612,016	$383,528

NOTE 4 — DEBT AND FINANCING
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	2010	2009
Note payable to Farm Credit Services of America and CoBank under term note agreement — see details below	$—	$2,350,000

Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below	1,825,000	2,630,000

Note payable to the Iowa Department of Economic Development — see details below	177,500	207,500

Note payable to Glidden Rural Electric Cooperative — see details below	452,222	534,444

Total	2,454,722	5,721,944
Less current portion	259,722	2,459,722

Long-term portion	$2,195,000	$3,262,222

The estimated future maturities of long-term debt at December, 2010 are as follows:

2011	$259,722
2012	82,222
2013	1,307,222
2014	682,222
2015	82,222
Thereafter	41,112

Total	$2,454,722

The Company has available loan commitments from Farm Credit Services of America and CoBank. The commitments consisted of a $10,000,000 term note, a $5,510,000 reducing revolving credit note and a $490,000 letter of credit. The commitment under the reducing revolving credit note reflects a $2,000,000 reduction which is effective until March 31, 2011. On March 28, 2011, the reducing revolving credit note was amended to increase the commitment to $7,000,000 effective until September 28, 2011. As of December 31, 2010 and December 31, 2009, the balance outstanding under the term note was $-0- and $2,350,000, respectively. As of December 31, 2010 and December 31, 2009, the balance outstanding under the reducing revolving credit note was $1,825,000 and $2,630,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning either July 1, 2012 or six months after the repayment of the term loan, whichever is earlier, and continues through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2012 based on the free cash flows of the Company. The agreements provide for several different interest rate options including variable and fixed options (3.25% and 3.50% variable on the revolving credit note, as of December 31, 2010 and December 31, 2009, respectively). The variable interest rate options are based on Libor or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $490,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The notes are secured by essentially all of the Company’s assets. At December 31, 2010, the Company had $3,685,000 of available borrowings under the reducing revolving credit note.
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital, minimum net worth requirements, and debt service coverage ratio requirements. As of December 31, 2010, the Company was not in compliance with the debt service coverage ratio requirement and obtained waiver for said violation.
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $177,500 and $207,500 at December 31, 2010 and December 31, 2009, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2011. The Company was required to satisfy the terms of the agreement to receive a permanent waiver of the forgivable loan. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The forgiveness of the loan is reflected in other income in the accompanying statement of operations for the year ended December 31, 2009. The loan is secured by a security agreement including essentially all of the Company’s assets.
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
NOTE 6 — INCOME TAXES
As of December 31, 2010 and 2009, the book basis of assets exceeded the tax basis of assets by approximately $21,400,000 and $19,500,000, respectively.
The Company files income tax returns in the U.S. Federal jurisdiction and various states. Generally, the Company is no longer subject to examination by tax authorities within these jurisdictions for years before 2006. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no accrued interest or penalties related to uncertain tax positions as of December 31, 2010 or 2009.
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	2010	2009	2008

Cash paid for interest	$115,118	$333,845	$826,413

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) originally used to construct the plant is an entity related to West Central Coop who was originally contracted to provide the management and operational services for the Company. Renewable Energy Group, LLC was also issued member units in July 2006 and December 2006 in exchange for a reduction in the construction payable. In July 2006, West Central Coop and Renewable Energy Group, LLC joined forces and created Renewable Energy Group, Inc. (REG, Inc.). On September 21, 2006, the Company consented to the assignment of the contract to construct the facility and the management and operational services agreement to REG, Inc.
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with REG, Inc. For the Years ended December 31, 2010, 2009 and 2008, the Company incurred service fees of $116,233, $572,995 and $634,040 respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the Years ended December 31, 2010, 2009 and 2008, the Company purchased feed stocks of $-0-, $2,839,352 and $12,679,380 respectively, from these related parties. The amount payable to related parties as of December 31, 2010 and 2009 and was $13,838 and $88,277, respectively.
On April 3, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement. The agreement expired in 2010.
NOTE 9 — MAJOR CUSTOMER AND COMMITMENTS
On September 24, 2010, the Company entered into three agreements with Archer-Daniels-Midland (ADM) for product marketing, feedstock procurement and other services. The marketing agreement provides that ADM will purchase from the Company and the Company will sell to ADM all of the biodiesel and related products produced by the Company. The feedstock agreement provides that ADM will procure feedstock for the Company’s production plant. The services agreement provides that ADM will provide certain services to the Company such as; safety, regulatory and environmental compliance, operations assistance and quality control and lab testing. The agreements include a provision for fees based on a percentage of the net profits of the Company. The agreements are effective for one year commencing on the first day of the month in which the Company commences production of biodiesel. The agreements may also be terminated by either party upon thirty days written notice. Revenues from this customer for the year ended December 31, 2010 were $2,457,958. Trade accounts receivable due from this customer as of December 31, 2010 were $248,928.

NOTE 10 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The following is a schedule of future minimum lease payments under a non-cancelable lease at December 31, 2010:

2011	$17,814

Lease expense for the years ended December 31, 2010, 2009 and 2008 was $35,627.
NOTE 11 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the year ended December 31, 2010, 2009 and 2008 were $18,255, $21,883, and $22,855, respectively.
NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31, 2009:

Significant
		Quoted Prices in	Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(2,587)	$(2,587)	$—	$—

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

NOTE 13 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The Company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. There were no derivative commodity instruments open at December 31, 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At December 31, 2010 and December 31, 2009, the Company had net derivative liabilities of $-0- and $(2,587), respectively, related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2009:

	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Commodity contracts — Heat oil swaps	Current liabilities	$(2,587)

During the years ended December 31, 2010 and 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss
Commodity contracts — Heat oil swaps	Cost of sales	$(95,704)	Cost of sales	$1,054,297

NOTE 14 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since September of 2006. During that time, crude oil has ranged in price from the mid-$30 per barrel to a high of $147 per barrel on the NYMEX. We also have experienced a wide swing in the price of soybean oil: between 25¢ per pound and 70¢ per pound. Because the Company is able to process multiple feed stocks, they have been able to process less expensive animal fats and vegetable oils into biodiesel that meets ASTM D 6751 standards. As a result, for the year ended December 31, 2009, the Company’s net income was $1,622,075 and incurred a loss of $2,195,413 for the year ended December 31, 2010. In addition, during 2009 and the year ended December 31, 2010, the Company repaid approximately $7.0 million of its long-term obligations.
During the Company’s short history, it has dealt with the lack of a direct correlation between the cost of its inputs and the selling price of the products that it produces. On the input side, it has to work within the Agricultural market; and on the output side, it has to work within the Energy market. Historically, there has been no consistent relationship between those two markets. Because of the relationship of its business within differing markets, it is necessary that management stay abreast of the varying market conditions to determine the economic relationship that exists at any given time and under certain market conditions. Because of the subjectivity involved with the determination and relationships of market conditions, the uncertainties are exacerbated. The flexibility of the production facilities to process varying feed stocks adds to the Company’s ability to respond to the varying market conditions and to reduce some of the market uncertainties. The Federal blender’s tax credit expired on December 31, 2009 until December 2010, when it was reinstated retroactively for 2010. The credit is set to expire on December 31, 2011. The elimination or reduction in the credit may materially impair the Company’s ability to profitably produce and sell biodiesel. As a result of these factors, the Company warm idled its facility in April 2010 and has had reduced production during 2010.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above, our ability to continue to generate positive cash flow is uncertain.
NOTE 15 — GAIN CONTINGENCIES
The Company’s former primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery. As such no revenues have been recorded to date in the accompanying statement of operations relating to estimated damages recoverable. Revenues will be recorded at which time the actual damages are determinable, which will likely occur upon receipt.
NOTE 16 — SUBSEQUENT EVENTS
On March 28, 2011, the Company’s reducing revolving credit note with Farm Credit Services of America and CoBank was amended to increase the commitment to $7,000,000, which is effective until September 28, 2011 (See Note 4).
Management evaluated subsequent events through the date the financial statements were issued.
NOTE 17 — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results are as follows:
Year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$3,539,041	$2,995,789	$2,898,239	$2,168,375
Gross profit (loss)	(457,172)	18,776	(456,099)	157,921
Operating income (loss)	(967,250)	(366,305)	(733,000)	(99,846)
Net income (loss)	(930,802)	(392,955)	(755,132)	(116,524)
Basic and diluted earnings (loss) per unit	(35.19)	(14.86)	(28.55)	(4.41)

Year ended December 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$3,966,137	$10,899,985	$17,037,884	$18,134,816
Gross profit (loss)	(294,631)	369,129	1,606,965	1,882,243
Operating income (loss)	(754,741)	(175,824)	1,065,530	1,379,701
Net income (loss)	(629,492)	(259,934)	1,119,037	1,392,464
Basic and diluted earnings (loss) per unit	(23.80)	(9.83)	42.31	52.65
Year ended December 31, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$18,029,542	$27,601,282	$26,238,615	$7,913,394
Gross profit (loss)	1,784,314	2,467,747	2,093,569	(1,993,289)
Operating income (loss)	1,246,255	1,896,946	1,515,203	(2,222,738)
Net income (loss)	1,127,993	1,675,218	1,377,779	(2,338,281)
Basic and diluted earnings (loss) per unit	42.65	63.34	52.10	(88.41)
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
Disclosure Controls and Procedures
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles and includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2010, our integrated controls over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Joe Neppl, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated by reference from our definitive proxy statement relating to our 2011 annual meeting of members. In accordance with Regulation 14A, we intend to file such proxy statement no later than 120 days after the end of the last fiscal year.

Item 11.	Executive Compensation.
The information required by Item 11 is incorporated by reference from our definitive proxy statement relating to our 2011 annual meeting of members. In accordance with Regulation 14A, we intend to file such proxy statement no later than 120 days after the end of the last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is incorporated by reference from our definitive proxy statement relating to our 2011 annual meeting of members. In accordance with Regulation 14A, we intend to file such proxy statement no later than 120 days after the end of the last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated by reference from our definitive proxy statement relating to our 2011 annual meeting of members. In accordance with Regulation 14A, we intend to file such proxy statement no later than 120 days after the end of the last fiscal year.

Item 14.	Principal Accounting Fees and Services.
The information required by Item 14 is incorporated by reference from our definitive proxy statement relating to our 2011 annual meeting of members. In accordance with Regulation 14A, we intend to file such proxy statement no later than 120 days after the end of the last fiscal year.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(1)	Financial Statements
The financial statements appear beginning at page 44 of this report.
(2)	Financial Statement Schedules
All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Method of Filing

3.1	Articles of Organization of Western Iowa Energy, LLC.	1

3.2	Amended and Restated Operating Agreement of Western Iowa Energy, LLC	1

3.3	First Amendment to Amended and Restated Operating Agreement of Western Iowa Energy, LLC.	6

10.1	Water Supply and Storage Agreement between the Incorporated City of Wall Lake, Iowa and Western Iowa Energy, LLC, undated.	1

10.2	Master Loan Agreement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 6, 2005.	1

10.3	Construction and Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 6, 2005.	1

10.4	Administrative Agency Agreement between Farm Credit Services of America, FLCA, CoBank, ACB and Western Iowa Energy, LLC, dated June 6, 2005.	1

10.5	Iowa Department of Economic Development VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note, dated December 16, 2004.	1

10.6	Industry Track Agreement between Chicago Central and Pacific Railroad Company and Western Iowa Energy, LLC, dated June 5, 2006.	2

10.7	Assignment and Pledge Agreement by Western Iowa Energy, LLC in favor of Farm Credit Services of America, FLCA, dated June 15, 2006.	2

10.8	Rural Development Loan Agreement between Glidden Rural Electric Cooperative and Western Iowa Energy, LLC, dated July 13, 2006.	3

10.9	Amendment to Master Loan Agreement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 21, 2007.	5

10.10	Amendment to Master Loan Agreement between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated June 5, 2008.	7

10.11	Letter Agreement regarding Term Revolver between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated May 14, 2010.	8

10.12	Letter Agreement regarding Employment between Jeffrey J. Johannesmeyer and Western Iowa Energy, LLC, dated August 31, 2010.	9

10.13	Product Marketing Agreement between Archer-Daniels-Midland Company and Western Iowa Energy, LLC, dated September 21, 2010. +	10

10.14	Feedstock Agreement between Archer-Daniels-Midland Company and Western Iowa Energy, LLC, dated September 21, 2010. +	10

10.15	Services Agreement between Archer-Daniels-Midland Company and Western Iowa Energy, LLC, dated September 21, 2010. +	10

Exhibit No.	Exhibit	Method of Filing

10.16	Letter Agreement regarding Term Revolver between Farm Credit Services of America, FLCA and Western Iowa Energy, LLC, dated February 25, 2011.	11

14.1	Code of Ethics.	4

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).	*

32.1	Certificate Pursuant to 18 U.S.C. § 1350.	*

32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(+)	Confidential Treatment Requested.

(1)	Incorporated by reference as filed on our Registration Statement on Form 10-SB, No. 000-51965, originally filed on May 2, 2006.

(2)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 18, 2006.

(3)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on November 14, 2006.

(4)	Incorporated by reference as filed on our Annual Report on Form 10-KSB filed on March 9, 2007.

(5)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 14, 2007.

(6)	Incorporated by reference as filed on our Quarterly Report on Form 10-Q filed on May 15, 2008.

(7)	Incorporated by reference as filed on our Form 8-K filed on February 12, 2009.

(8)	Incorporated by reference as filed on our Form 8-K filed on May 19, 2010.

(9)	Incorporated by reference as filed on our Form 8-K filed on September 8, 2010.

(10)	Incorporated by reference as filed on our Quarterly Report on Form 10-Q filed on November 15, 2010.

(11)	Incorporated by reference as filed on our Form 8-K filed on March 18, 2011.

(*)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN IOWA ENERGY, LLC
Date: March 29, 2011	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: March 29, 2011	/s/ Joe Neppl
Joe Neppl
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2011	/s/ William J. Horan William J. Horan, Chairman, President and Director

Date: March 29, 2011	/s/ John Geake John Geake, Vice-Chairman and Director

Date: March 29, 2011	/s/ Kevin J. Ross Kevin J. Ross, Secretary and Director

Date: March 29, 2011	/s/ Dennis Mauser Dennis Mauser, Treasurer and Director

Date: March 29, 2011	/s/ Warren L. Bush Warren L. Bush, Director

Date: March 29, 2011	/s/ Brent Halling Brent Halling, Director

Date: March 29, 2011	/s/ Virgil Harrison Virgil Harrison, Director