Form 10-Q
period 2011-03-31
Western Iowa Energy, L.L.C.
filed 2011-05-13
CIK 1361312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2011.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 11, 2011, there were 26,447 membership units outstanding.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
WESTERN IOWA ENERGY, LLC
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$300	$61,078
Trade accounts receivable	951,399	248,928
Other receivables	102,266	295,650
Incentive receivables	224,139	231,949
Inventory	6,702,440	2,612,016
Prepaid expenses and other assets	616,635	371,746

Total current assets	8,597,179	3,821,367

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	1,435,928	1,435,928
Office building and equipment	662,492	659,840
Plant and process equipment	33,946,685	33,938,749
Construction in progress	6,280	—

Total, at cost	36,051,385	36,034,517
Less accumulated depreciation	10,461,217	9,901,503

Total property, plant and equipment	25,590,168	26,133,014

OTHER ASSETS
Other investments	128,637	124,078
Loan origination fees, net of amortization	46,734	51,259

Total other assets	175,371	175,337

TOTAL ASSETS	$34,362,718	$30,129,718

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$421,068	$—
Accounts payable:
Trade	1,979,687	1,209,965
Related party	62,902	13,838
Current portion of long-term debt	252,222	259,722
Accrued interest	14,639	6,079
Accrued wages and benefits	133,722	61,651
Accrued payroll taxes	16,794	2,657
Other current liabilities	29,774	25,434

Total current liabilities	2,910,808	1,579,346

LONG-TERM LIABILITIES
Long-term debt, less current portion above	6,309,444	2,195,000

Total liabilities	9,220,252	3,774,346

COMMITMENTS AND CONTINGENCIES (Note 9, 12 and Note 13)

MEMBERS’ EQUITY
Contributed capital	23,516,376	23,516,376
Retained earnings	1,626,090	2,838,996

Total members’ equity	25,142,466	26,355,372

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$34,362,718	$30,129,718

See accompanying notes.

WESTERN IOWA ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

REVENUES
Related parties	$—	$3,539,041
Unrelated parties	8,886,323	—

Total revenues	8,886,323	3,539,041

COST OF SALES	9,627,913	3,996,213

Gross loss	(741,590)	(457,172)

OPERATING EXPENSES
Consulting and professional fees	136,807	183,377
Office and administrative expenses	317,738	326,701

Total operating expenses	454,545	510,078

OTHER INCOME (EXPENSE)
Interest income	202	1,836
Interest expense	(37,376)	(31,640)
Patronage dividends	20,403	66,252

Total other income (expense)	(16,771)	36,448

NET LOSS	$(1,212,906)	$(930,802)

BASIC AND DILUTED LOSS PER UNIT	$(45.86)	$(35.19)

WEIGHTED AVERAGE UNITS OUTSTANDING,
BASIC AND DILUTED	26,447	26,447

See accompanying notes.

WESTERN IOWA ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,212,906)	$(930,802)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	564,238	566,733
Non cash portion of patronage dividends	(4,559)	(16,880)
Effects of changes in operating assets and liabilities
Margin deposits	—	(193,290)
Trade accounts receivable	(702,471)	3,079,009
Other receivables	193,384	318,149
Incentive receivables	7,810	2,946,499
Inventory	(4,090,424)	(2,745,916)
Derivative instruments	—	165,316
Prepaid expenses and other assets	(244,889)	337,713
Accounts payable	818,786	(240,089)
Accrued interest	8,560	(13,221)
Accrued wages and benefits	72,071	(7,266)
Accrued payroll taxes	14,137	1,802
Accrued expenses — related party	—	(17,735)
Other current liabilities	4,340	(16,814)

Net cash provided by (used in) operating activities	(4,571,923)	3,233,208

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, including construction in progress	(16,868)	(105,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in checks issued in excess of bank balance	421,068	(333,008)
Proceeds from long-term debt	5,085,000	1,150,000
Payments on long-term debt	(978,055)	(3,908,056)

Net cash provided by (used in) financing activities	4,528,013	(3,091,064)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,778)	36,279

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,078	300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$300	$36,579

See accompanying notes.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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
Basis of Accounting
The Company has prepared the financial statements as of March 31, 2011, included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results all adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.
Revenue Recognition
Revenue from the production of biodiesel and related products, net of marketing fees, is recorded upon transfer of the risks and rewards of ownership which generally occurs upon shipment.
Interest income is recognized as earned. Patronage dividends are recognized when received.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management has established an allowance for doubtful accounts of $-0- at March 31, 2011 and December 31, 2010.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at March 31, 2011 and December 31, 2010.
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
Inventories
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. As of March 31, 2011 inventories were adjusted to market value which was approximately $375,000 lower than cost.
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
Depreciation expense for the three months ended March 31, 2011 and 2010 was $559,714 and $562,208, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months ended March 31, 2011 and 2010 was $4,524.
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
Loss per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of March 31, 2011 and 2010, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
March 31, 2011
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
The Company receives federal incentive revenues from the Volumetric Ethanol Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009 and was reinstated in December 2010 and made retroactive for 2010. The amount of incentives receivable was $224,139 and $231,949 as of March 31, 2011 and December 31, 2010, respectively.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
NOTE 3 — INVENTORY
Inventory consists of the following:

	March 31,	December 31,
	2011	2010

Raw material	$2,384,687	$1,976,460
Work in process	1,490,304	31,278
Finished goods	2,827,449	604,278

Total	$6,702,440	$2,612,016

NOTE 4 — DEBT AND FINANCING
Long-Term Debt
Long-term obligations of the Company are summarized as follows:

	March 31,	December 31,
	2011	2010
Note payable to Farm Credit Services of America and CoBank under reducing revolving credit note — see details below.	$5,960,000	$1,825,000
Note payable to the Iowa Department of Economic Development — see details below.	170,000	177,500
Note payable to Glidden Rural Electric Cooperative — see details below	431,666	452,222

Total	6,561,666	2,454,722
Less current portion	252,222	259,722

Long-term portion	$6,309,444	$2,195,000

The estimated future maturities of long-term debt at March 31, 2011 are as follows:

2012	$252,222
2013	842,222
2014	1,882,222
2015	1,882,222
2016	1,682,222
Thereafter	20,556

Total	$6,561,666

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
The Company has available loan commitments from Farm Credit Services of America and CoBank. The commitments consisted of a $10,000,000 term note, a $6,510,000 reducing revolving credit note and a $490,000 letter of credit. The commitment under the reducing revolving credit note reflects a $2,000,000 reduction which was effective until March 31, 2011. On March 28, 2011, the reducing revolving credit note was amended to increase the commitment to $7,000,000 effective until September 28, 2011. As of March 31, 2011 and December 31, 2010, the balance outstanding under the term note was $-0-. As of March 31, 2011 and December 31, 2010, the balance outstanding under the reducing revolving credit note was $5,960,000 and $1,825,000, respectively. Advances under the reducing revolving credit note are available through the life of the commitment. The commitment reduces by $900,000 semi-annually beginning July 1, 2012 or six months after the repayment of the term loan, whichever is earlier, and continues through January 1, 2016, with a final reduction at the expiration of the commitment on July 1, 2016, at which time any outstanding balance shall be due and payable in full. The notes require interest payments based on unpaid principal. The agreements also include a provision for additional payments for the fiscal years ending 2006 through 2012 based on the free cash flows of the Company. The agreements provide for several different interest rate options including variable and fixed options (3.25% variable revolving credit note, as of March 31, 2011 and December 31, 2010, respectively). The variable interest rate options are based on LIBOR or the agent’s base rate and include adjustments for performance which is based on the Company’s debt to net worth ratio, measured quarterly. The Company has issued a $490,000 irrevocable letter of credit through CoBank in favor of Glidden Rural Electric Cooperative. The notes are secured by essentially all of the Company’s assets. At March 31, 2011, the Company had $550,000 of available borrowings under the reducing revolving credit note.
The loan agreements with Farm Credit and CoBank contain various covenants pertaining to minimum working capital and minimum net worth requirements. As of December 31, 2010, the Company was not in compliance with the debt service coverage ratio requirement and obtained waiver for said violation. As of March 31, 2011, the Company was in compliance with said covenants.
The Company was awarded $400,000 from the Iowa Department of Economic Development (IDED) consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan, the balance of which was $170,000 and $177,500 at March 31, 2011 and December 31, 2010, respectively. The zero interest deferred loan requires monthly installments of $2,500 beginning January 2008, with remaining unpaid principal due at maturity, December, 2011. The Company was required to satisfy the terms of the agreement to receive a permanent waiver of the forgivable loan. In April 2009, the Company received notice from the IDED that the Company had satisfied the terms of the agreement and had forgiven the forgivable loan. The loan is secured by a security agreement including essentially all of the Company’s assets.
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

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Cash paid for interest	$28,816	$44,861

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
The Company incurred management and operational service fees, feed stock procurement fees and marketing fees with REG, Inc. For the three months ended March 31, 2011 and 2010, the Company incurred service fees of $-0- and $65,107, respectively. The Company also purchases feed stock from West Central Coop and Bunge North America, Inc. an entity related by common ownership in REG, Inc. For the three months ended March 31, 2011 and 2010, the Company did not purchase any feed stocks from these related parties. The amount payable to related parties as of March 31, 2011 and December 31, 2010 was $62,902 and $13,838, respectively.
On April 3, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement. The agreement expired in 2010.
NOTE 8 — MAJOR CUSTOMER AND COMMITMENTS
On September 24, 2010, the Company entered into three agreements with Archer-Daniels-Midland (ADM) for product marketing, feedstock procurement and other services. The marketing agreement provides that ADM will purchase from the Company and the Company will sell to ADM all of the biodiesel and related products produced by the Company. The feedstock agreement provides that ADM will procure feedstock for the Company’s production plant. The services agreement provides that ADM will provide certain services to the Company such as; safety, regulatory and environmental compliance, operations assistance and quality control and lab testing. The agreements are effective for one year commencing on the first day of the month in which the Company commences production of biodiesel. The agreements may also be terminated by either party upon thirty days written notice. Revenues from this customer for the three months ended March 31, 2011 were $8,508,242. Trade accounts receivable due from this customer as of March 31, 2011 were $922,803.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
NOTE 9 — LEASE COMMITMENTS
During July 2006, the Company entered into an operating lease agreement for rail equipment which expires in 2011. The lease agreement has a monthly payment amount of $2,969. The total remaining minimum lease payments under a non-cancelable lease are $8,907 and are due by July 2011. Lease expense for the three months ended March 31, 2011 and 2010 was $8,907.
NOTE 10 — RETIREMENT AND SAVINGS PLAN
The Company has a 401(k) retirement and savings plan, which is available to substantially all employees. The participants may contribute up to 18% of their compensation. The Company’s matching contribution is discretionary for each plan year. The Company contributions for the three months ended March 31, 2011 and 2010, was $18,533 and $6,096, respectively.
NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company adopted ASC Topic 815, Derivatives and Hedging. This guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.
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
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The Company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. There were no derivative commodity instruments open at March 31, 2011 or December 31, 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At March 31, 2011 and December 31, 2010, the Company had no open derivative assets or liabilities related to these instruments.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
During the three months ended March 31, 2011 and 2010, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Statement of		Statement of
	Operations		Operations
	Location	(Gain) Loss	Location	(Gain) Loss
Commodity contracts - Heat oil swaps	Cost of sales	$—	Cost of sales	$20,027

NOTE 12 — UNCERTAINTIES
The Company has produced biodiesel for sale to customers since September of 2006. During that time, crude oil has ranged in price from the mid-$30 per barrel to a high of $147 per barrel on the NYMEX exchange. The Company has also experienced a wide swing in the price of soybean oil: between 25¢ per pound and 70¢ per pound. Because the Company is able to process multiple feed stocks, they have been able to process less expensive animal fats and vegetable oils into biodiesel that meets ASTM D 6751 standards. As a result, for the year ended December 31, 2010, the Company’s net loss was $2,195,413, and incurred a loss of $1,212,906 for the three months ended March 31, 2011.
During the Company’s short history, it has dealt with the lack of a direct correlation between the cost of its inputs and the selling price of the products that it produces. On the input side, it has to work within the Agricultural market; and on the output side, it has to work within the Energy market. Historically, there has been no consistent relationship between those two markets. Because of the relationship of its business within differing markets, it is necessary that management stay abreast of the varying market conditions to determine the economic relationship that exists at any given time and under certain market conditions. Because of the subjectivity involved with the determination and relationships of market conditions, the uncertainties are exacerbated. The flexibility of the production facilities to process varying feed stocks adds to the Company’s ability to respond to the varying market conditions and to reduce some of the market uncertainties. The Federal blender’s tax credit expired on December 31, 2009 until December 2010, when it was reinstated retroactively for 2010. The credit is set to expire on December 31, 2011. The elimination or reduction in the credit may materially impair the Company’s ability to profitably produce and sell biodiesel. As a result of these factors, the Company warm idled its facility in April 2010 and had reduced production during 2010.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to certain items discussed above there is substantial doubt as to our ability to continue to generate positive future cash flow is uncertain.

WESTERN IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
NOTE 13 — GAIN CONTINGENCIES
The Company’s former primary customer and marketer (REG, Inc.) has agreed to an arbitration hearing with a European customer. The Company and REG, Inc. allege breach of contract as the customer failed to take delivery of the Company’s product. The Company’s portion of damages associated with arbitration hearing is $1,054,488. At this time, no estimate can be made as to the time or the amount, if any, of the ultimate recovery. As such no revenues have been recorded in the accompanying statement of operations for the three months ended March 31, 2011 relating to estimated damages recoverable. Revenues will be recorded at which time the actual damages are determinable, which will likely occur upon receipt.
NOTE 14 — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended March 31, 2011, compared to the same period in fiscal year 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Cautionary Statements Regarding Forward Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we may make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in federal, state, or local incentives for biodiesel production, including without limitation the federal biodiesel blenders’ tax credit;
•	The availability and adequacy of our cash flow to meet our requirements;
•	Changes to the rules related to the Renewable Fuels Standard and the value of renewable identification numbers (“RINs”);
•	Competition with other manufacturers in the biodiesel industry;
•	Results of our hedging strategies;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion, and operations;
•	Changes in the amounts available under our credit facilities with Farm Credit;
•	Our ability to keep up with the latest technology for the production of biodiesel;
•	Decrease in the demand for biodiesel;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Actual biodiesel and co-product production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;
•	Changes in the price and market for biodiesel and its co-products;
•	Our ability to market and our reliance on ADM to market our products;
•	Fluctuations in petroleum prices;
•	Our ability to procure and our reliance on ADM to procure feedstock for our plant;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in our business strategy, capital improvement, or development plans;
•	Consequences of the domestic and global economic downturn and ongoing financial crisis;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or transportation industries;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant operations;
•	Changes and advances in biodiesel production technology;
•	Our ability to export our biodiesel;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and co-products;

•	Our ability to successfully operate our plant following the period during which the plant was warm-idled;
•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Our ability to comply with the financial covenants in our loan agreements;
•	Changes to our operations related to the engagement of ADM as our biodiesel and co-product marketer and feedstock procurer;
•	Our ability to hire qualified personnel to operate the plant; and
•	Other factors described elsewhere in this report.
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
In January 2011, we commenced operations again at our biodiesel plant following the reinstatement of the blenders’ tax credit for biodiesel mixtures in December 2010. We had warm-idled our plant in April 2010 due to limited sales and reduced sales forecasts related to the failure of Congress to extend the blenders’ credit, which expired on December 31, 2009. The expiration of the blenders’ credit and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan and reduce the amount of minimum working capital required pursuant to our loan covenants. The term of this agreement, as amended, extended through January 31, 2011. On January 28, 2011, we extended the term of this agreement through February 28, 2011, and on February 28, 2011, we finalized an extension of the term of this agreement through March 31, 2011. On March 25, 2011, we agreed with Farm Credit to increase the amount available under our revolving credit loan to $7,000,000 through September 30, 2011, although this amount is still lower than the original $8,000,000 available under our revolving credit loan. This agreement also extended the reduction in our minimum working capital covenant through September 30, 2011 and reduced the minimum net worth we are required to maintain pursuant to our loan covenants through September 30, 2011. We expect the reduction in the amount available under our revolving credit loan to last through September 30, 2011 at a minimum, unless Farm Credit otherwise agrees to increase the available amount under the loan prior to that date. For additional detail regarding our credit facilities, see “Liquidity and Capital Resources — Indebtedness.”
In early May 2011, the Iowa Senate and Iowa House of Representatives passed a comprehensive renewable energy bill that, among other initiatives, incentivizes local biodiesel production and encourages biodiesel availability at retail pumps. In particular, Senate File 531 provides for a biodiesel producer incentive, for the first 25 million gallons produced per producer per year, of 3 cents per gallon in 2012, 2.5 cents per gallon in 2013 and 2 cents per gallon in 2014. This producer incentive is a new initiative in Iowa. The legislation also extends the Iowa biodiesel retailer tax credit. The current retailer tax credit is scheduled to expire on December 31, 2011 and requires a retailer’s diesel gallon sales to meet a threshold of at least 50% biodiesel to qualify for the tax credit. Senate File 531 eliminates this 50% biodiesel sales requirement and sets the tax credit rates for B5 blends at 4.5 cents per gallon from 2012 through 2017 and for B2 blends at 2 cents per gallon in 2012. Senate File 531 has been sent to the Iowa Governor for signature, but as of May 10, 2011 had not yet been signed into law.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
The following table shows the results of our operations for the three months ended March 31, 2011 and 2010, and the percentage of revenues, cost of sales, operating expenses, and other items to total revenues in our statement of operations:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$8,886,323	100.00%	$3,539,041	100.00%

Cost of Sales	$9,627,913	108.35%	$3,996,213	112.92%

Gross Profit (Loss)	$(741,590)	(8.35%)	$(457,172)	(12.92%)

Operating Expenses	$454,545	5.12%	$510,078	14.41%

Other Income (Expense)	$(16,771)	(0.19%)	$36,448	1.03%

Net Income (Loss)	$(1,212,906)	(13.65%)	$(930,802)	(26.30%)

Revenues
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin and fatty acids. The following table shows the sources of our revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		% of		% of
Revenue Sources	Amount	Revenues	Amount	Revenues
Biodiesel Sales	$8,080,132	90.93%	$3,040,322	85.91%

Glycerin Sales	$318,099	3.58%	$135,338	3.82%

Fatty Acid Sales, Soapstock Sales and Substrate Sales	$474,545	5.34%	$227,450	6.43%

Custom Processing and Storage	$—	—%	$135,931	3.84%

Other Revenue	$13,546	0.15%	$—	—%

Total Revenues	$8,886,322	100.00%	$3,539,041	100.00%

Revenues from operations for the three months ended March 31, 2011 increased by approximately 151.1% compared to revenues from operations for the three months ended March 31, 2010. Revenue from sales of biodiesel increased by approximately 162.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase in revenues is due to an increase in our number of gallons of biodiesel sold and an increase in the average price per gallon we received for our biodiesel. During the three months ended March 31, 2011, we sold approximately 94.8% more gallons of biodiesel as compared to the same period in 2010. Additionally, the average price per gallon we received for our biodiesel during the three months ended March 31, 2011 increased approximately 36.5% compared to the same period from the prior year. The expansion of the Renewable Fuels Standard (often referred to as “RFS2”) requires that 800 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2011. We expect that RFS2 will favorably impact the demand for biodiesel going forward.

Revenue from sales of glycerin increased by approximately 135.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase in revenue is the net result of a decrease in quantity sold, offset by an increase in glycerin prices. The average sales price for our glycerin increased by approximately 158.3% during the three months ended March 31, 2011 compared to the same period the prior year. However, our quantity of glycerin sold decreased by approximately 9.0% during the three months ended March 31, 2011 compared to the same period the prior year. This decrease in quantity sold is primarily a result of increased glycerin sales during the first quarter of 2010 following our increase in biodiesel production at the end of 2009. Although we sold much of our biodiesel produced at the end of 2009 prior to year-end in order to capture as much blenders’ credit revenue as we could before the credit expired, some of our co-product sales resulting from this production, including sales of glycerin, did not occur until after January 1, 2010. Revenue from sales of fatty acids, soapstock and substrate increased approximately 108.6% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The average sales price for our fatty acids increased by approximately 71.1% during the three months ended March 31, 2011 compared to the same period the prior year. Additionally, our quantity of fatty acids sold increased by approximately 2.6% during the three months ended March 31, 2011 compared to the same period the prior year.
During the three months ended March 31, 2010, we derived revenues from custom processing and storage. Our revenues from custom processing were attributable to experimental processing that we conducted on behalf of another company. Our revenues from storage were attributable to storing product sold by us until the time the purchaser took possession of the product. We do not expect to derive substantial revenues from custom processing or storage in the future, and did not derive any revenues from custom processing or storage during the three months ended March 31, 2011.
During the three-month period ended March 31, 2011, we commenced operations again at our biodiesel plant following the reinstatement of the blenders’ tax credit in December 2010. During the three-month period the prior year, we had more limited production following the expiration of the tax credit on December, 31, 2009. During the three months ended March 31, 2011, we operated at an average of approximately 43.6% of our nameplate capacity, compared to the same period the prior year when we operated at an average of approximately 29.8% of our capacity.
Cost of Sales
While our absolute cost of sales for our products increased during the three-month period ended March 31, 2011 compared to the three-month period from the prior year, our cost of sales as a percentage of our revenues decreased from 112.92% of our revenues for the three months ended March 31, 2010, to 108.35% of our revenues for the three months ended March 31, 2011. The increase in our absolute cost of sales is primarily due to price increases for our raw materials compared to the previous year, and due to our higher production rates compared to the previous year.
The primary components of cost of goods sold from the production of biodiesel are feedstock (primarily soybean oil and animal fats) and other raw materials (methanol and other chemicals), energy (natural gas and electricity), labor, and depreciation on process equipment. During the three months ended March 31, 2011, approximately 54.3% of our total feedstock usage consisted of choice white grease, which is a decrease from the same period in 2010, when 76.7% of our total feedstock usage was choice white grease. The average price we paid for feedstock for the three months ended March 31, 2011 was approximately 68.5% higher than our feedstock prices for the same period in 2010. Our average price paid for methanol, another input into the biodiesel production process, increased by approximately 10.4% during the three months ended March 31, 2011 compared to the same period in the prior year. Finally, our average price paid for natural gas decreased by approximately 14.9% during the three months ended March 31, 2011 compared to the same period in the prior year.

Operating Expense
Both our absolute operating expenses and our operating expenses as a percentage of revenues decreased during the three-month period ended March 31, 2011 compared to the three-month period from the prior year. The decrease in our absolute operating expenses was due to the fact that we had increased consulting and professional fees during the three-month period ended March 31, 2010 in connection with our proposed consolidation with REG. The decrease in our operating costs is also attributable to decreased office and administrative expenses. Our decreased office and administrative expenses are a result of decreased management fees and association dues.
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
Other Income (Expenses)
Our other income (expenses) decreased from a net other income of $36,448, or 1.03% of revenues, for the three-month period ended March 31, 2010, to a net other expense of $16,771, or (0.19%) of revenues, for the three-month period ended March 31, 2011. This change resulted primarily from an increase in interest expense related to our credit facilities and a decrease in patronage dividends from our lenders.
Changes in Financial Condition for the Three Months Ended March 31, 2011
The following table highlights the changes in our financial condition for the three months ended March 31, 2011:

	March 31, 2011	December 31, 2010
Current Assets	$8,597,179	$3,821,367
Current Liabilities	$2,910,808	$1,579,346
Long-Term Debt	$6,309,444	$2,195,000
Members’ Equity	$25,142,466	$26,355,372
Current Assets. The increase in current assets from $3,821,367 as of December 31, 2010 to $8,597,179 as of March 31, 2011 is primarily a result of an increase in trade account receivables, an increase in inventory and an increase in prepaid expenses and other assets, partially offset by decreases in cash and cash equivalents and other receivables. Our inventory and trade accounts receivable increased from December 31, 2010 to March 31, 2011 as our biodiesel and co-product production increased. Following the reinstatement of the biodiesel tax credit in December 2010, we began to hire back employees and started operating our biodiesel plant again. Starting production required additional raw material and led to increased levels of work in process and finished goods, all of which comprises our inventory. Additionally, as we began selling product to our product marketer, ADM, our trade accounts receivable increased.
Current Liabilities. Our current liabilities increased from $1,579,346 as of December 31, 2010, to $2,910,808 as of March 31, 2011. This increase was due primarily to increases in checks issued in excess of our bank balance, accounts payable and accrued wages and benefits.
Long-Term Debt. The increase in our long-term debt, net of current maturities, at March 31, 2011, as compared to December 31, 2010, was due to advances drawn on our revolving credit note with Farm Credit Services. During the three-month period ended March 31, 2011, we received net proceeds totaling $4,135,000 under our revolving credit note in order to fund working capital needs at our biodiesel plant.
Members’ Equity. Members’ contributions at March 31, 2011 and December 31, 2010 are $23,516,376. Retained earnings as of March 31, 2011 are $1,626,090 compared to $2,838,996 at December 31, 2010 due to our net loss during the three months ended March 31, 2011.

Liquidity and Capital Resources
Cash Flows
The following table shows cash flows for the three months ended March 31, 2011 and 2010:

	2011	2010
Net cash provided by (used in) operating activities	$(4,571,923)	$3,233,208
Net cash used in investing activities	$(16,868)	$(105,865)
Net cash provided by (used in) financing activities	$4,528,013	$(3,091,064)

Net increase (decrease) in cash and cash equivalents	$(60,778)	$36,279

Operating Cash Flows
For the three months ended March 31, 2011, cash provided by operating activities decreased by $7,805,131 compared to the three months ended March 31, 2010. This decrease was primarily the result of changes in inventory, changes in our receivables, including trade account receivables, incentive receivables and other receivables, a greater net loss for the three months ended March 31, 2011 compared to the net loss during the same period the prior year, and changes in derivative instruments and prepaid expenses and other assets, netted against changes in our margin deposits, accounts payable and accrued wages and benefits. Many of the changes in operating cash flows for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 are related to commencing operations again at our biodiesel plant following the reinstatement of the blenders’ tax credit in December 2010.
Although our capital needs are currently being adequately met through our credit facilities, any further reductions in the amount available for advancement under our revolving credit loan beyond the current reduction may cause us to be unable to meet our capital needs. See “Liquidity and Capital Resources — Indebtedness.”
Investing Cash Flows
For the three months ended March 31, 2011, cash used in investing activities decreased by $88,997 compared to the three months ended March 31, 2010. This decrease in cash used resulted from a decrease in expenditures for property, plant, and equipment during the three months ended March 31, 2011 compared to the same period the prior year, when we exercised a real estate option to purchase an additional approximate 35 acres adjacent to our plant site.
Financing Cash Flows
For the three months ended March 31, 2011, cash provided by financing activities increased by $7,619,077 compared to the three months ended March 31, 2010. This increase is a net result of a net increase in checks issued in excess of our bank balance, increased borrowings on our revolving credit facility and decreased payments on our long-term debt during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Indebtedness
Short-Term Debt Sources
We have obtained a $490,000 declining balance standby irrevocable letter of credit from Farm Credit in favor of Glidden Rural Electric Cooperative (“Glidden REC”) as security for our loan with Glidden REC (discussed below under “Long-Term Debt Sources”). This letter of credit will expire on June 30, 2011. We anticipate extending the letter of credit prior to its expiration at a lower amount reflecting the lower principal amount we will owe Glidden REC at that time.

Long-Term Debt Sources
On June 6, 2005, we closed on $18,000,000 of long-term debt financing with Farm Credit pursuant to a Master Loan Agreement (“MLA”). CoBank, ACB is the administrative agent of Farm Credit pursuant to an Administrative Agency Agreement dated June 6, 2005. Pursuant to supplements to the MLA, the loan commitments from Farm Credit consisted of a $10,000,000 term loan and an $8,000,000 reduced revolving credit loan. In December 2010 we paid off the remaining balance on our term loan and therefore at March 31, 2011 had no balance outstanding on the term loan. Our term loan required quarterly payments of principal in the amount of $450,000, with a final payment due no later than December 20, 2011. We were also required to make annual payments of 50% of our “free cash flow,” as defined in our term loan agreement. Although we paid off our term loan in full in December 2010, our term loan agreement provides that in the event our term loan is paid in full prior to the end of fiscal year 2012, we must continue to make 50% “free cash flow” payments for each fiscal year through fiscal year 2012 in the form of early reductions to the amount of our revolving credit loan commitment.
The expiration of the blenders’ tax credit on December 31, 2009 and our subsequent decision to warm-idle our plant led to discussions with CoBank, as administrative agent of Farm Credit, regarding certain changes to our credit facilities. In particular, on May 14, 2010, we agreed with Farm Credit to reduce the amount available under our revolving credit loan from $8,000,000 to $6,000,000 (inclusive of our $490,000 irrevocable letter of credit in favor of Glidden Rural Electric Cooperative, discussed above under “Short-Term Debt Sources”). The term of this agreement was subsequently extended through March 31, 2011. Pursuant to an agreement dated March 25, 2011, we agreed with Farm Credit to increase the amount available under this loan to $7,000,000 through September 30, 2011. Our March 25, 2011 agreement also reduced the minimum net worth we are required to maintain pursuant to our loan covenants from $26,000,000 to $24,000,000 for the period from February 1, 2011 through September 30, 2011. The May 14, 2010 agreement to reduce the amount available under our revolving credit loan amended our loan covenant pertaining to minimum working capital so that the reduction of the amount available for advancement under the revolving credit loan did not cause us to fall out of compliance with the minimum working capital covenant in our loan agreement. Our prior minimum working capital requirement was $6,000,000 and our amended minimum working capital requirement is $4,000,000. Our March 25, 2011 agreement with Farm Credit extended this reduction in required working capital through September 30, 2011. As of March 31, 2011, the balance outstanding under the revolving credit loan was $5,960,000.
Subject to our May 14, 2010 agreement with Farm Credit, as extended and amended, advances under the revolving credit loan are available throughout the life of the commitment, although the amount of the commitment reduces by $900,000 semi-annually beginning upon the earlier of: (i) July 1, 2012, or (ii) the first day of the month that is six months after the first day of the month following the repayment of our term loan. Because we paid off the term loan in full in December 2010, our revolving credit loan commitment will be reduced by $900,000 every six months beginning July 1, 2011. As discussed above, the revolving credit loan commitment may also be reduced by the amount of any “free cash flow” payment we would otherwise be required to make on our term loan through 2012. Any outstanding balance on our revolving credit loan is due and payable in full on July 1, 2016. At March 31, 2011, we had $550,000 of available borrowings under the revolving credit loan.
The revolving credit loan bears interest at one of three rates, to be determined by us in our discretion: (1) at a rate equal to the rate of interest established by the agent as its agent base rate; (2) at a fixed rate per annum to be quoted by the agent in its sole discretion; or (3) at a fixed rate per annum equal to LIBOR. Each of the rates is subject to certain performance pricing adjustments. While our term loan had an outstanding balance, it was subject to the same terms with respect to interest rates. At March 31, 2011, the applicable interest rate with respect to our credit facilities with Farm Credit was 3.25%. Our credit facilities with Farm Credit are secured by substantially all of our assets.
The MLA, as amended, contains covenants pertaining to minimum levels of working capital and net worth, as well a minimum debt service coverage ratio. Our debt service coverage ratio covenant requires us to maintain a debt service coverage ratio, defined as (i) net income (after taxes), plus depreciation and amortization; divided by (ii) all current portion of long term debt for the prior period, of 1.50 to 1.00. Compliance with our debt service coverage ratio covenant is determined on an annual basis, measured at the end of each fiscal year.

The working capital covenant set forth in the MLA, as amended, (including the amendment pursuant to our May 14, 2010 agreement with Farm Credit, discussed above), requires us to maintain minimum working capital of $4,000,000. Compliance with our working capital covenant is determined on a monthly basis. As of March 31, 2011, we were in compliance with our working capital covenant.
Additionally, the net worth covenant set forth in the MLA, as amended, required us to maintain a minimum net worth of $26,000,000 through January 31, 2011, and requires us to maintain a minimum net worth of $24,000,000 from February 1, 2011 through September 30, 2011. Compliance with our net worth covenant is determined on a monthly basis. As of March 31, 2011, we were in compliance with our net worth covenant. We were not in compliance with our net worth covenant as of February 28, 2011 because our net worth at that time was less than $26,000,000. However, under our March 25, 2011 agreement with Farm Credit, our minimum net worth covenant was reduced to $24,000,000 retroactive to February 1, 2011, which resulted in our compliance with the net worth covenant as of February 28, 2011.
Although we were in compliance with our loan covenants as of March 31, 2011, we could fail to comply with one or more of our loan covenants in the future. A failure to comply with our covenants in the future may constitute an event of default under our loan agreements which, at the election of Farm Credit, could result in the acceleration of the unpaid principal loan balance and accrued interest owed to Farm Credit, or the loss of our assets securing the loan in the event Farm Credit elected to foreclose its lien or security interest in such assets. While Farm Credit granted us a waiver for failing to comply with our debt service coverage ratio at December 31, 2010, Farm Credit might not grant a waiver for future covenant violations. Additionally, while Farm Credit agreed to amend our loan documents to retroactively modify our net worth requirement from February 1, 2011 so that we would not be in violation of our net worth covenant at February 28, 2011, Farm Credit might not be willing to amend our loan documents in the future. If an event of default occurs and Farm Credit elects to accelerate the amounts due to it or foreclose on our assets, this may have a material adverse effect on our ability to operate the plant and may cause our members to lose some or all of their investment.
The MLA, as amended, prohibits us from distributing any profits to our members unless the proposed distribution is agreed to in writing by CoBank. As a result, we may be unable to make future distributions to our members, including for income tax purposes.
On July 13, 2006, we entered into a Rural Development Loan Agreement with the Glidden REC for a $740,000 no-interest loan to fund operating expenses for the plant. Pursuant to the terms of the agreement and an associated Promissory Note, the loan is to be repaid in monthly installments of $6,851 beginning on July 31, 2007, and continuing on the last day of each month thereafter until the principal sum has been paid in full or before the final maturity date of the promissory note which shall be on the tenth anniversary of the first advance of funds. The outstanding balance of the loan as of March 31, 2011 was $431,666. The loan is secured by the declining balance standby irrevocable letter of credit from Farm Credit discussed above under “Short-Term Debt Sources.”
We have obtained subordinated debt financing of approximately $400,000 from the Iowa Department of Economic Development (“IDED”). The subordinated debt financing included a $300,000 zero-interest deferred loan and a $100,000 forgivable loan. On April 30, 2009, IDED notified us that we had satisfied all conditions of the forgivable loan and that IDED had forgiven the balance outstanding under the forgivable loan. The zero-interest deferred loan requires monthly installments of $2,500 beginning January 2008 with the remaining unpaid principal due in December 2012. The balance outstanding on the zero-interest deferred loan at March 31, 2011 was $170,000.
Other
The blenders’ tax credit for biodiesel mixtures, which provides a tax credit of $1.00 per gallon for biodiesel mixtures, expired on December 31, 2009. The absence of this credit during most of 2010 caused many biodiesel plants to significantly reduce production or halt production altogether. In December 2010, the blenders’ credit was reinstated and made retroactive for 2010. However, this tax credit is set to expire again on December 31, 2011. This future expiration of the federal blenders’ tax credit on December 31, 2011 led our auditor to raise doubts about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Subsequent Events
None.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with Farm Credit. Specifically, we have $5,960,000 outstanding in variable rate debt as of March 31, 2011. The specifics of our credit facilities are discussed in detail in “Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources, Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable	Interest Rate at	Interest Rate Following	Annual Adverse Change
Rate Debt at 3/31/11	March 31, 2011	10% Adverse Change	to Income
$5,960,000	3.25%	3.58%	$19,370
Commodity Price Risk
We are also exposed to market risk from commodity prices. Exposure to commodity price risk results from our dependence on animal fats, soybean oil, and natural gas in the biodiesel production process. We are also exposed to biodiesel and co-products price risks as our revenues consist primarily of biodiesel sales and co-products sales. In 2010, we sought to minimize the risks from fluctuations in the price of biodiesel by using derivative instruments such as cash, futures, and option contracts for home heating oil. There is currently no futures market for biodiesel. Instead, we used home heating oil derivatives. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market. More recently, we have entered into flat price future sales contracts with our product marketer, ADM, to limit our exposure to decreases in the price of biodiesel. These flat price sales contracts allow us to lock in a margin at the time that we purchase the feedstock utilized to produce the biodiesel that we have contracted for future sale. We are currently unable to manage our price risk for animal fats as there are no futures contracts available for animal fats, and animal fats suppliers are, to date, unwilling to enter into long-term contracts for animal fats.
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
Although we believe our hedge positions accomplish an economic hedge against our future sales, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity being hedged. As the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At March 31, 2011 and December 31, 2010, we did not record a net asset or net liability for derivative instruments. During the three months ended March 31, 2011, we recognized no net gain or loss in earnings on our derivative activities, as compared to the three months ended March 31, 2010, when we recognized a net loss in earnings on derivative activities of $20,027, which is included in our cost of sales in our statements of operations.
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

A sensitivity analysis has been prepared to estimate our exposure to commodity price risk. The table presents the net fair value of our derivative instruments as of March 31, 2011 and March 31, 2010, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change -
	Fair Value	Market Risk
March 31, 2011	$0	$0
March 31, 2010	$2,490,936	$249,094

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Bradley D. Wilson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
Our management, including our Principal Executive Officer, William J. Horan, and our Principal Financial and Accounting Officer, Bradley D. Wilson, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
The Risk Factors discussed in our Annual report on Form 10-K for the year ended December 31, 2010 should be read in conjunction with the considerations set forth in this report. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010

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

WESTERN IOWA ENERGY, LLC
Date: May 13, 2011	/s/ William J. Horan
William J. Horan
Chairman, President and Director (Principal Executive Officer)

Date: May 13, 2011	/s/ Bradley D. Wilson
Bradley D. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)